Form 10KSB
period 2007-12-31
SCORPION PERFORMANCE, INC.
filed 2008-03-31
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                 to
Scorpion Performance, Inc.
(Name of small business issuer in its charter)

Florida	000-52859	65-0979606
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)
3000 SW 4th Avenue, Fort Lauderdale, Florida 33315
(Address of Principal Executive Office) (Zip Code)
(954) 779-3600
(Registrant’s telephone number, including area code)
N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

NONE	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes      ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes      ☒ No
The issuer’s revenue for the fiscal year ended December 31, 2007 was $1,989,383.
There were 34,211,629 shares of common stock outstanding as of March 15, 2007
Our common stock is listed not listed on any exchange or traded on any market. There was no active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s voting and non-voting common stock held by non-affiliates at March 15, 2008 is deemed to be $-0-.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check one):     ☐ Yes     ☒ No

     i

PART I
This annual report on Form 10-KSB (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are discussed in Part II, Item 6 under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.
Available Information
On October 10, 2007, the Company filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934 (the “Exchange Act”) on a voluntary basis to provide current public information to the investment community, which registration statement became effective on December 12, 2007. In response to comments from the Securities and Exchange Commission (“SEC”) for clarification of statements and disclosures made in our initial filing, our Form 10-SB was amended in its entirety on February 11, 2008, and we expect to file another amendment as a result of further comments received from the SEC on March 14, 2008. Any subsequent amendment shall be formatted as an amendment on Form 10. Since the date our registration became effective, we have been subject to the informational requirements of the Exchange Act and, in accordance therewith are required to file reports and information with the SEC. Our registration statement, amendments, and other reports and other information we file subsequently can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

     Our current, principal address is 3000 SW 4th Avenue, Fort Lauderdale, Florida 33315. Our phone number is (954) 779-3600 and our fax number is (954) 779-3029. Our website is http://www.scorpionperformance.com. Our website is a one way medium used solely to provide sales and marketing information and is not currently enabled to facilitate online commerce or document delivery. Although we intend to update our website to provide these capabilities, at this time, we are not able to provide, free of charge, any of our reports as filed with the SEC, through our website. However, we will make available and voluntarily provide paper copies, free of charge upon written request at the address on the cover of this Report and as soon as reasonably practicable after we electronically file such material with or furnish such material to the SEC, a copy of any report or registration statement along with any amendments as filed with the SEC.
Item 1. Description of Business.
THE COMPANY
Scorpion Performance, Inc. (the “Company”) was incorporated in Florida on December 17, 1999, for the initial purpose of manufacturing high-grade rocker arms for high performance automobiles. A rocker arm is a pivoted lever used in an internal combustion engine to transfer the motion of the camshaft or pushrod to the valve stem that opens and closes the valves that let the air/fuel mixture into an engine and the exhaust gases out of the engine. From rocker arms, we have branched into a full service high performance parts and components manufacturing firm. We currently design and manufacture a variety of branded and private label high performance automotive products and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket. We are also developing other manufacturing and service capabilities to enhance our automotive parts business which includes in-house anodizing services to produce high-end finished products for a variety of uses in the automotive and medical and photographic imaging industries.
SUBSIDIARIES
1)	Anodize, LLC — In January 2004, we acquired 100% of the ownership interests in Anodize, LLC, a Florida limited liability company, (“Anodize”). Anodize provides anodizing services to the manufacturing division for both Scorpion branded and private label rocker arms. Anodize also provides anodizing services to third parties under the trade name “Anodize”.

2)	Scorpion Real Estate Investments of Broward County, LLC — In June 2007, the company formed Scorpion Real Estate Investments of Broward County, LLC, a Florida limited liability company (“SREIBC”) that holds title to the Company’s principle facility in Broward County, Florida and

3)	Scorpion Real Estate Investments of Marion County, LLC — In June 2007, the Company also formed Scorpion Real Estate Investments of Marion County, LLC, (“SREIMC”) to hold title to the Company’s expansion facility located outside of Ocala in Marion County, Florida.
We have established two subsidiaries for the purpose of investigating alternate technologies and diversifying the scope of our operations. Both subsidiaries are currently idle. Neither subsidiary has operations nor have any funds, other than the patent costs, been expended on these subsidiaries.
1)	Manure Packing Systems, LLC, a Florida limited liability company (“MPS”) was formed in February 2006. In June 2007, we acquired a patent and intend to design and manufacture a heavy duty, industrial compacting machine that compresses and sanitarily bales horse manure. We do not expect this subsidiary to become operational in the near future, nor will it require additional financing or resources from the Company.

2)	World Waste Management, LLC, a Florida limited liability company (“WWM”), formed in May 2006. Through this subsidiary we intend to develop a biofuel product and are currently evaluating possible commercial applications of the technology. We anticipate that the products and processes contemplated by the operations of this subsidiary will not be commercially viable for the next several years and cannot predict when or if this subsidiary will become commercially operational. We expect to expend $50,000 on research and development over the next twelve months. We may require additional financing until such time as this subsidiary becomes commercially operational.

The following are subsidiaries that currently conduct no business nor do we anticipate reactivating these entities during the next 12 months:
•	Scorpion Racing, Inc. and Scorpion Rockers, Inc., were both incorporated in Florida in 2001. Both of these subsidiaries are currently not operational and were incorporated for the purpose of reserving the corporate names and preventing competitors from incorporating in the state of Florida under similar “Scorpion” names.
OUR PRODUCTS AND SERVICES

	Year Ended		Year Ended
	December 31, 2006		December 31, 2007
	$	%	$	%
PRODUCTS
Scorpion Brand Rocker Arms	$784,092	40%	$707,849	37%
Private Rocker Arms	$885,406	46%	$858,465	45%

Total Products	$1,669,498	86%	$1,566,314	82%

SERVICES
Anodizing	$280,231	14%	$362,754	18%
Robotics/Engineering	$0	—	$0	—

Total Services	$280,231	14%	$362,754	18%

NET REVENUE	$1,949,729	100%	$1,929,068	100%
PRODUCTS
Scorpion Brand Rocker Arms
Scorpion brand rocker arms generated 40% and 37% of total revenue for the years ended December 31, 2006 and 2007, respectively. A rocker arm is a pivoted lever used in an internal combustion engine to transfer the motion of the camshaft or pushrod to the valve stem that opens and closes the valves that let the air/fuel mixture into an engine and the exhaust gases out of the engine. The difference between a performance rocker arm and a standard rocker arm is the ability to improve valve timing that can have a great impact on an engine’s performance at different speeds. With a performance rocker arm, the exhaust and intake cycles overlap creating faster air/fuel movement and as a result, a faster, more efficient engine.
We manufacture rocker arm using what we believe to be state of the art lathes, grinders, hydraulic “tombstone” fixtures and related machines. We start with bars of raw high-grade aluminum, that are stacked in a special magazine bar feeder that allows our operators to automatically feed the bars into a saw that cuts each bar to specification. The cut bars are fed into a series of machines that have been specially engineered by Scorpion engineers to cut, punch out and grind the bars into individual rocker arms. The rocker arms are then immersed in a series of solutions to anodize the rocker arms. Anodizing is a process for finishing aluminum alloys that employs electrolytic oxidation of the aluminum surface to produce a protective oxide coating that may be colored to produce a “jewel” like appearance. The end result is 16 colorful rocker arms bearing a distinctive laser-etched logo nestled in a “candy box” for shipment to a warehouse marketer.

The Company places a great deal of emphasis on reverse engineering, which involves disassembling a machine to learn how it was built and how it works. We spent $146,400 and $199,202 during fiscal years 2006 and 2007, respectively on research and development of our reverse engineering processes. Management feels the Company has gained a substantial foothold in the industry by using this additional knowledge to build better processes and improve its specs at lower costs.
We also operate on the belief that machine tool development is continuously undergoing rapid technological innovation. Upon purchase or acquisition of a new machine, Scorpion engineers make modifications to further improve its productivity, which management believes maximizes its competitive edge. As a result, Scorpion can produce a single rocker arm from the raw aluminum, from stock to a finished product — ready to be color-anodized — in about one minute, down from three minutes with older, unmodified machinery. This results in a tripling of output with no additional personnel.
We estimate that the expected “life” of a new machine is seven years and depreciate our key equipment over a seven-year period on the assumption that more efficient productivity will justify investing in the newest models. The Company then either retains the machines for parts or sells-off the machines to recoup, on average, 15% of the machines original cost.
Private Label Products
We also produce private label products, which are products that are sold under the name or brand of the retailer or wholesaler. The bulk of private label product sales are concentrated in private label rocker arms that generated 46% and 45% of revenue during 2006 and 2007, respectively. In addition to our core automotive products categories, we also manufacture components and assemblies for other automotive applications and for medical devices such as instrument handles.
SERVICES
Scorpion Anodizing
Anodizing is a finishing process for manufactured parts and components that that uses electrolytic oxidation of the aluminum surface to produce a protective oxide coating. Metal components in their final shape are placed on special racks and immersed in a series of solutions held in open top tanks that clean, pre-treat, anodize, color (optional) and seal the metal. Anodizing is the finishing step that produces the actual coating. Unlike most other finishes, anodizing preserves the natural texture and finish of the metal. This coating consists of hydrated aluminum oxide and is considered resistant to corrosion and abrasion. Conventional coatings are 0.1 — 1.0 mil thick and are essentially transparent, although they may be colored. Scorpion places great emphasis on “the look” or physical appearance of its finished products. Every item is tumble-finished to a high polish and then anodized in the buyer’s choice of blue, black, red, purple, violet or a clear finish. Each component is etched with the Scorpion trademark or private label of the customer and then packaged for shipment.
Anodizing is used in the production of thousands of consumer, commercial and industrial products. After being approached by medical parts manufacturers and photographic equipment manufacturers, we expanded our anodizing services to include anodizing of multi-purpose handles for the medical industry and retinal ID equipment housing and lens mounts for cameras. Anodizing orders from medical parts manufacturers and photographic equipment manufacturers are generally 27% of our anodizing services. Anodizing services generated 14% and 18% of total revenue during 2006 and 2007, respectively.

Scorpion Robotics/Engineering
We offer engineering services under the trade name “Robotics” using a wide range of precision machining technologies to meet an extensive range of customer specifications for custom ordered products. These services are currently offered as support services to our private label wholesalers and retailers. Revenue for such services is included in the price of producing private label product and is not currently reported separately. The components we manufacture are carefully and efficiently processed through a variety of high precision finishing methods, such as tumbling, anodizing and custom laser engraving and are then assembled and shipped directly to a customer for use in its products. We believe our in-house tooling and machine capabilities give us a distinct advantage over competitors because we have the capability to manufacture precision cutting tools and to reconfigure specialized machine tools on site. We believe these capabilities provide a competitive advantage as manufacturing and processing times are minimized and the variety and type of components we can provide is greatly expanded. As our expertise in robotic manufacturing techniques increases in we may establish a separate billing and revenue stream for performing robotic and engineering services.
MATERIALS/INVENTORY
Our principal raw materials are aluminum extrusion and 86L20,41L40,52100 specialty steel. We used approximately $272,884 of aluminum and $132,816 of steel in 2007, representing 21% and 10% respectively, of our total cost of goods sold. Prices for aluminum and steel have fluctuated over the years with significant increases in the recent past, which peaked in 2005 before dropping back to their pre-2004 prices. A slow price increase began in 2006, but prices have remained steady during 2007. We anticipate that global demand for steel will continue to increase during 2008 due to demand in developing countries such as India and Thailand and industrial countries like China. However, China is also a leading producer of steel and we believe supply will offset demand and that prices will remain stable into 2008. The increases have not had an adverse impact on gross profit, as we are often able to pass a portion of price increases through to customers. We also sell scrap steel left over from our manufacturing processes at increased prices that allows us to further offset any price increase in raw material.
We purchase raw material from 19 material suppliers. Our largest suppliers are as follows:
Table of Suppliers Representing over 10% of our Raw Materials Purchased

Suppliers	2006	2007
Temroc Metals	31%	21%
Universal Bearings	17%	8%
Timkien Bearings	11%	8%
We have maintained strong relationships with these suppliers and expect that these relationships will continue into the foreseeable future. We have historically manufactured products just in time to minimize inventory storage, processing times and backlog; however, due to the potential threat of future shortages, we currently maintain a stock raw material representing approximately 20% of our production needs and receive the balance of our raw aluminum and steel just in time for use in production. Sub-assembly parts are completed just in time for use in finished goods, and finished goods are completed just in time to be shipped to customers as they are produced.
DISTRIBUTION
We sell our products through over 110 distributors and directly to OEM customers, of which one distributor accounts for 27% of our revenue, and in the aggregate with four other distributors, accounts for over 50% of our annual revenue.
All of our orders are open purchase orders from distributors most of which we have established long-term relationships and, generally, are processed, manufactured and delivered to the distributor within 10-12 days of receipt of the purchase order. We deliver or ship finished products directly to OEM customers. Our products are also distributed to aftermarket customers through a network of warehouse auto parts distributors.

COMPETITION
We operate primarily within the automotive parts industry that consists of fragmented, niche markets. These markets competitive and have changed significantly in the past few years as traditional OEM customers in the U.S. have been forced to expand their worldwide sourcing of parts to compete more effectively with lower cost imports. Our competitors include small family owned and operated businesses as well as large, independent domestic and international suppliers, many of which have greater financial resources than us, and international manufacturers that enjoy economic advantages such as lower labor costs, lower health care costs, and lower tax rates. We consider Crane Cams, T & D, Jessell and Crower to be our primary competitors of top-line rocker arm manufacturers.
Several of our competitors are also our most important customers for certain of our products. Over the past several years, several large suppliers have trended toward outsourcing rocker arms on a “no label” basis. We believe that by offering this type of private or “no label” branding, coupled with offering equal or better quality, lower pricing and faster delivery than any foreign sourced rocker arm manufacturer, we will reduce competition from these entities in the future.
MARKETING
The principal end user of our products is the racing and car buff enthusiast. To appeal to this market, we have emphasized the high performance features of our products as well as our affinity with the racing culture by advertising our products in a variety of U.S. and international trade publications, including Performance Racing Industry Magazine, Chevy Hi-Performance Magazine, 5.0 Ford Magazines, Engine Master Magazine, GM High-Tech Magazine and Engine Builder Magazine.
We also maintain a strong presence at national and international tradeshows such as the annual Performance Racing Trade Show. These types of trade shows appeal to our end users and expose us to hundreds of potential customers and distributors.
In 2007, we launched an in house advertising campaign and have expended $412,307 during the year. In addition to our print ads and tradeshow participation, we are expanding our exposure by distributing apparel and decals to distributors and customers and we have also begun printing large banners for co-marketing with distributors. We have also updated and revised our catalogs and our web page to appeal to a wider audience.
We believe that the quality, performance features, and low costs of our products attract end users, distributors and OEM customers to our products and that a properly serviced and satisfied customer will ultimately provide the best opportunity for market and customer expansion.
EMPLOYEES
As of December 31, 2007, Scorpion had 43 full-time employees and 1 part-time employee. None of our employees are represented by a collective bargaining agreement. Management of Scorpion considers its relationship with its employees to be satisfactory.
INTELLECTUAL PROPERTY
We rely upon unpatented trade secrets, processes and know how in connection with our proprietary machine tooling and customized equipment. To protect our proprietary rights, we enter into confidentiality or license agreements with third parties, employees and consultants, and control access to and distribution of our proprietary information.

Trademarks
We have registered our logo (Serial Number 77149510/Registration Number 3384305) and word mark (Serial Number 77150396/Registration Number 3397455) with the United States Patent and Trademark Office. We are in the process of registering additional trademarks for certain of our product lines. In connection with the manure compactors under development through our subsidiary, MPS, we have registered the word mark and “Stable Mate” logo with the United States Patent and Trademark Office (Serial Numbers 77175743/Registration Number 3402820 and Serial Number 77182783/Registration Number 3402824, respectively).
Patents
We own the patent “Stable Waste Packing Machine” (Machine Application Number 60/652,723) which will be utilized when we commence operations through MPS.
ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
We are subject to regulation under various federal, state and local laws relating to employee safety and health and the environment. Our costs for compliance were approximately $24,044 and $16,609 for the years ended December 31, 2006 and 2007 respectively. To date, we have not been subject to any workers compensation claim or found to be in violation of the Fair Labor Standards Act (“FLSA”).
Environmental, health and safety laws include those relating to the generation, storage, transportation, disposal and emission into the environment of hazardous wastes and various substances, those relating to drinking water quality initiatives and those which allow regulatory authorities to compel (or seek reimbursement for) clean-up of environmental contamination arising at owned or operated sites and at facilities where waste is disposed. Licenses and permits are required for operation of the Company’s business, and these permits are subject to renewal, modification and, in certain circumstances, revocation. We conform to federal safety and environmental laws and regulations, including those mandated by the Environmental Protection Agency (“EPA”), the Pipeline and Hazardous Materials Safety Administration (“HAZMAT”), the Occupational Safety & Health Administration (“OSHA”), the State of Florida, the Broward County Environmental Protection Department and the City of Fort Lauderdale. In addition to complying with general environmental, safety and fire precautions, we operate a state-of-the-art water filtration and recycling system that distills used water before reintroducing it back into the system.
We believe that we will be able to maintain substantial compliance with such laws and permit requirements, except where such non-compliance is not expected to have a material adverse effect on the Company.
Item 2. Description of Property.
Our current headquarters and principal production facilities are located at 3000 SW 4th Avenue, Fort Lauderdale, Florida 33315. This facility is a 30,000 square foot single story building built in 1970. We own this facility through our wholly owned subsidiary, Scorpion Real Estate Investments of Broward County, LLC, and currently have no mortgage on this property.
We lease several small warehouse and storage facilities in the Fort Lauderdale area to store raw materials and finished parts prior to shipment. The leases are on a month-to-month basis at an aggregate rent of $1,961 per month.
We are currently in the process of retrofitting a recently acquired facility, which will become our future headquarters and principal production facility located at 5417 NW 44th Avenue, Ocala, Florida 34482. This facility, a single story building built in 1989, totals 36,000 square feet and is located on 10.5 acres. We own this facility through our wholly owned subsidiary Scorpion Real Estate of Marion County, LLC and currently have no mortgage on this property. We initially expected to complete the transition during the first quarter of 2008, however due to delays in connection with permitting, zoning and a pending road widening project by Marion County that will impact our property, the move is expected to be finalized by the first quarter of 2009 at which time we will lease the Broward facility.

Item 3. Legal Proceedings.
We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.
1)	British American Insurance Company (Trinidad) Limited, a company incorporated pursuant to the laws of Trinidad and Tobago v. Robert Stopanio, Teresa Stopanio, Blue Thunder Racing Engines, LLC, Blue Thunder Racing Engines and Scorpion Performance, Inc., Case No. CACE07008295 filed in the 17th Circuit Court for and in Broward County, Florida in April 2007. British American alleges breach of contract in connection with repair work for marine racing engines and is seeking compensatory damages and interest in excess of $50,000. This matter is pending.

2)	Leonard Codomo v. Scorpion Performance, Inc., Yali Golan and Robert Stopanio, Case No. CACE0420144 filed in the 17th Circuit Court for and in Broward County, Florida in December 2004. Plaintiff alleges breach of contract and unjust enrichment in connection with the delivery of rocker arm equipment valued at $180,000 plus interest. This matter is pending.

3)	In connection with our Regulation S Offering during 2004, the Company was notified by securities regulators in each of New Zealand, the Netherlands, British Columbia, Australia, Finland and the United Kingdom that the Company had violated registration and prospectus requirements. In each case, without admitting or denying the allegations, the Company immediately ceased its selling activities, and in compliance with the foreign regulators requests, the Company agreed not to solicit investors in those jurisdictions until such time as the Company complied with the securities registration requirements under the respective laws of each jurisdiction. In April 2006, as a result of a warning posted on the Internet that the Company was not authorized by the Swedish Financial Supervisory Authority (“SFSA”) to provide financial services in Sweden, the Company immediately ceased its selling activities in Sweden. The Company has not sought to register a prospectus nor has not made offers or sales in any of the foregoing jurisdictions. Further, the Company is not aware of any further relief sought by any of the regulatory agencies in any of the foregoing jurisdictions.
Item 4. Submission of Matters to a Vote of Security Holders.
None

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Market Information
Our securities are not traded on any exchange or quotation system. Although we have not yet determined the timing of doing so, we anticipate that following the filing of a selling security holders registration statement, our common stock will be quoted on either the Over The Counter Bulletin Board (“OTCBB”) or the “pink sheets” published by the National Quotation Bureau, Inc. (“Pink Sheets”). In general there is greater liquidity for traded securities on the OTCBB, and less through quotation in the Pink Sheets. In order for our common stock to trade on the OTCBB, a registered broker-dealer, known as the market maker, must be willing to list bid or sale quotations, sponsor the Company for listing on the Bulletin Board and file an application on our behalf to make a market in our securities. We have not, as of this date, contacted a market maker for sponsorship of our securities on the OTCBB. Securities that are quoted in the Pink Sheets do not have any listing requirements and can be difficult to buy and sell due to the potential for low and sporadic trading activity.
It is not possible to predict where, if at all, our common stock will be traded following qualification of our securities for trading. Even if our common stock is accepted for quotation, it is not certain that an orderly market will develop. The trading markets, if any, may be influenced by many factors, including the depth and liquidity of the market for such securities, developments affecting our business generally, the impact of the factors discussed under Part II, Item 6 in under the sub-section titled “Risk Factors”, investors’ perceptions of our company and its business, our operating results, our dividend policies and general economic and market conditions.
Common Stock
Our articles of incorporation authorize us to issue up to One Hundred Million (100,000,000) shares of common stock, par value $.0001. At December 31, 2007, we had issued and outstanding 33,198,658 shares of common stock of which, 20,000,000 shares or 60% is owned by our officers and directors.
At December 31, 2007, there were 13,049,474 Unit Purchase Options issued or outstanding to existing shareholders to purchase up to 26,098,948 shares of our common stock. There were no options or restricted stock issued under our 2007 Equity Incentive Plan.
Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. In the event of liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.
Preferred Stock
Our articles of incorporation authorize our board of directors, without shareholder approval, to issue up to Ten Million (10,000,000) shares of preferred stock, par value $.0001 and to establish one or more series of preferred stock and to determine, with respect to each of these series, their preferences, voting rights and other terms. There are no shares of preferred stock issued and outstanding as of the date of December 31, 2007. Issuance of additional shares of preferred stock could adversely affect the voting power or other rights of our shareholders or be used, to discourage, delay or prevent a change in control, which could have the effect of discouraging bids for us and prevent shareholders from receiving maximum value for their shares. Although we have no present intention to issue additional shares of preferred stock, we cannot assure you that we will not do so in the future.

Transfer Agent and Registrar
The transfer agent for our common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.
Number of Stockholders
As of December 31, 2007, there were approximately 33,198,658 shares of common stock issued and outstanding to 575 shareholders.
Stock Options

Number of
	Number of		securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column
Plan Category	(a)	(b)	(a))(c)
Equity compensation plans approved by security holders	None	-0-	None
Equity compensation plans not approved by security holders	None	-0-	None

TOTAL	None	-0-	None

Unit Purchase Options
At December 31, 2007, we had issued and outstanding 13,049,474 Unit Purchase Options that are convertible into an aggregate of 26,098,948 shares of our common stock. Unit Purchase Options were authorized by our Board of Directors in January 2005 to be issued to certain existing non-U.S. shareholders for acting as finders and introducing investors to the Company. Each Unit Purchase Option was sold at $.50 per Unit, with each Unit consisting of two shares of common stock at an exercise price of $1.00 per share. The Unit Purchase Options are exercisable at any time prior to December 31, 2008. As of December 31, 2007, no Unit Purchase Options have been exercised.
Exemptions under the Securities Act of 1933
Our common stock has not been registered under the Securities Act and neither has the common stock underlying our outstanding Unit Purchase Options. Accordingly, the shares of common stock issued and outstanding and the shares of common stock issuable upon the exercise of any outstanding options may not be resold absent registration under the Securities Act and applicable state securities laws or pursuant to an available exemption thereunder such as Rule 144. All of the shares of common stock held by our officers and directors, an aggregate of 20,000,000, are restricted shares subject to the resale restrictions of Rule 144 and subject to lock up agreements further restricting the sale of the stock until December 12, 2008.

On December 6, 2007, the SEC issued final rule regulations amending Rule 144 which amendments became effective on February 15, 2008. In general, a person (or persons whose shares are aggregated) who is a non-affiliate may sell his shares, without any volume limitation, if he has satisfied a six month holding period. Affiliates (members of our management, control persons and related parties) may sell after satisfying a one year holding period, subject to volume requirements, manner of selling and reporting requirements. Because there is no public trading market for our shares in the United States, no sales in the United States under Rule 144 other than sales by non-affiliates is likely to occur until such market, if any, develops. At such time as a market develops, if ever, the sale of restricted securities pursuant to Rule 144 could have a substantial adverse impact on any such public market.
Registration Rights
Holders of our Unit Purchase Options may purchase up to a total of 26,098,948 shares of common stock and are entitled to have the shares underlying those Unit Purchase Options registered for resale pursuant to the terms of a Unit Purchase Option Agreement. Although we have not yet determined the timing of doing so, we plan to register the Unit Purchase Options and the underlying common stock to allow Unit Purchase Option Holders to resell such securities into the market if they so desire.
Dividend Policy
We have not paid a dividend since incorporation and we do not anticipate paying any dividends in the future. We intend to retain earnings to finance the expansion of our business and for general working capital purposes. The Board of Directors may, however, determine whether we will pay dividends, depending on our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. No assurance is given as to our ability or willingness to pay dividends in the future.
Recent Sales of Unregistered Securities
From January 1, 2006 through December 31, 2006, we raised a total of $10,337,623, of which $8,314,813 was generated through the sale of our common stock and $2,022,810 was generated through the sale of unit purchase options. For common stock sales, we issued 3,498,222 shares to foreign investors priced between $1.00 and $3.00. For Unit Purchase Options, we issued 4,045,619 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2008. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $3,999,956. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States.
From January 1, 2007 through December 31, 2007, we raised a total of $10,779,005, of which $7,063,187 was generated through the sale of our common stock and $3,715,818 was generated through the sale of unit purchase options. For common stock sales, we issued 3,751,955 shares to foreign investors priced between $1.50 and $3.00. For Unit Purchase Options, we issued 7,431,636 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2008. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $5,364,074. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States.
Item 6. Managements’ Discussion and Analysis or Plan of Operation.
Our financial statements are consolidated to include the accounts of Scorpion Performance, Inc. our active subsidiaries, Anodize, LLC., Scorpion Real Estate Investments of Broward County, LLC., Scorpion Real Estate Investments of Marion County, LLC., and our non-operational subsidiaries Manure Packing Systems, LLC. and World Waste Management, LLC. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Significant Accounting Policies
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.
A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.
Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
Use of Estimates — These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our manufacturing equipment, cost of maintenance of robotic equipment, economic benefit of R&D generated improvements in our manufacturing equipment and processes, our marketing initiatives ability to generate sufficient business to support expand production capacity, potential inventory requirements as well as obsolescence and our net operating loss for tax purposes. Actual results could differ from those estimates.
Cash and Equivalents — We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. During the period ended December 31, 2007 we have not experienced any losses in such accounts.
Accounts Receivables — Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. In estimating credit risk, management considers the customer’s specific performance history with other vendors, credit bureau reports and industry reputation. During the period ended December 31, 2007 no losses have been incurred from uncollectable accounts.

Inventory — Inventories are reported on the lower of cost (FIFO) or market value basis. We periodically perform an evaluation of inventory for excess and obsolete items. Such evaluations include evaluating the marketability of raw materials, subcomponent parts, the existence of an open active customer purchase order for work in process, the salability of any finished goods and the usability of any packaging materials. Since finished goods are built to order on a “just in time” basis and generally ship within a few weeks of production. We do not build product for speculation. The bulk of the inventory value is in raw materials or work in process. Work in process is covered by a customer purchase order. Raw materials inventory is composed primarily of steel rods and aluminum billets. Both materials are fungible and excess inventory, if any, can be readily liquidated in the open market. During the period ended December 31, 2007 no obsolescence losses have been recorded.
Revenue Recognition — Our revenue, to date, has been derived from the sales of Scorpion brand and private label rocker arms and fuel rails and from the sale of anodizing services. Revenue is recognized in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following criteria are met:
•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the seller’s price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.
These conditions are typically met, both for rocker arm sales and anodized services, upon shipment of finished products to our customers.
Intangible Assets — We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. As we had no immediate plans to exploit the sanitary manure bailing technology, we concluded that projected discounted future net cash flows was negligible and fully impaired the patent value in 2006 by recording an impairment loss of $122,296.

RESULTS OF OPERATIONS
The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the years ended December 31, 2006 and December 31, 2007. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.
Results of Operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005
NET INCOME
Net revenue for the year ended December 31, 2006 was $1,949,729, an increase of $281,096 or 17%, compared to net revenue of $1,668,633 for the year ended December 31, 2005. The increase in net revenue was primarily the result of increased sales through a greater number of distributors.
NET REVENUE BY PRODUCT OR SERVICE

	December 31, 2006		December 31, 2005		Change
	$	%	$	%	$	%
Scorpion Brand	$784,092	40%	$783,173	47%	$919	12%

Private Label	$885,406	46%	$684,140	41%	$201,266	29%

Anodizing Service	$280,231	14%	$201,320	12%	$78,911	39%

Revenue, net	$1,949,729	100%	$1,668,633	100%	$281,096	17%
Cost of sales for the year ended December 31, 2006 was $1,115,192, an increase of $449,536 or 68% compared to cost of sales of $665,656 for the year ended December 31, 2005. The increase in 2006 was primarily due to payroll increases. As a result of an increase in our cost of sales, gross profit for the year ended December 31, 2006 was $834,537, a decrease of $(168,440) or 17%, compared to gross profit of $1,002,977 for the year ended December 31, 2005.
Total operating expenses for the year ended December 31, 2006 were $2,043,909, an increase of $257,526 or 14% as compared to $1,786,383 for the year ended December 31, 2005. This change was primarily a result of the following:
•	Selling and marketing expenses increased $63,726 or 83%, primarily due to the launch of our in-house advertising campaign as discussed on page 9 of this Report.

•	Research and development expenses increased $247,130, in connection with retooling of certain of our robotics equipment in 2006.

•	Salaries and benefits increased $100,431 or 14%, primarily due to hiring of additional staff and competitive wage increases.

•	General and administrative expenses decreased $35,135 or (4)%, which is considered insignificant.

Other Income (Expense) for the year ended December 31, 2006 was expense of $252,545, an increase of $133,919 or 133% as compared to an expense of $118,626 for the year ended December 31, 2005. This category is primarily composed of interest income net of interest expense. The increase in expense is primarily a result of an impairment charge of $122,296.
We realized a net loss of $1,461,917 for the year ended December 31, 2006, as compared to a net loss of $783,406 for the year ended December 31, 2005. The following table summarizes the components of our income and expenses, and the changes in those components for the years ended December 31, 2005 and, December 31, 2006:

			Change From Prior
	December 31,	December 31,	Year
	2006	2005	Amount	%
Revenue, net	$1,949,729	$1,668,633	281,096	17%
Cost of Sales	$1,115,192	$665,656	449,536	68%
Gross Profit	$834,537	$1,002,977	(168,400)	(17)%
Gross Profit Percentage	43%	60%
Selling Expenses	$140,772	$77,046	63,726	83%
Research and Development	$247,130	—	247,130	100%
Salaries and Benefits	$805,983	$705,552	100,431	14%
General and Administrative Expenses	$850,024	$885,159	(35,135)	(4)%
Total Operating Expenses	$2,043,909	$1,786,383	257,526	14%
Other Income (Expense)	$(252,545)	$(118,626)	133,919	113%
Net Income (Loss)	$(1,461,917)	$(783,406)	$678,511	87%
Results of Operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006
OVERVIEW
As previously discussed, our three largest material suppliers, combined, represent 21% and 22% of all raw materials we purchased in the years ended December 31, 2006 and 2007, respectively. Such a concentration creates a risk that prices may increase or that raw material supply may be interrupted. These risks could adversely affect sales resulting from a lack of raw materials required to produce product or reduced profitability through price increases that cannot be passed on to customers.

To mitigate these risks, we have sought to maintain strong relationships with these suppliers and expect that these relationships will continue into the foreseeable future. In addition, although these suppliers represent a large portion of our materials purchase, we have established relations with 16 other suppliers to supplement these primary suppliers. Further, the industry has many other suppliers, with whom we could establish relations, to replace or supplement any of our existing suppliers. Historically when we have experienced price increases, we have been able to pass along increased costs to our customers; however, we cannot guarantee that we will be able to continue to pass along any future price increases, should they occur.
We have historically manufactured products just in time to minimize inventory storage, processing times and backlog; however, to mitigate the risk of supply shortages, in 2007 we began to retain 20% of our needs in inventory and receive approximately 80% of our raw aluminum and steel just in time for use in production. Further, we do not believe that maintaining increased inventory levels of essential raw materials, such as steel and aluminum presents any material risk of obsolescence, due to the fungible nature of these materials. Increases in raw materials inventory also has the impact of increased working capital while at the same time increased cash used in supporting operations.
NET INCOME
Net revenue for the year ended December 31, 2007 was $1,929,068, a decrease of $(20,661) or 1%, compared to net revenue of $1,949,729 for the year ended December 31, 2006.
NET REVENUE BY PRODUCT OR SERVICE

	December 31, 2007		December 31, 2006		Change
	$	%	$	%	$	%
Scorpion Brand	$707,849	37%	$784,092	40%	$76,243	10%

Private Label	$858,465	45%	$885,406	46%	$26,941	3%

Anodizing Service	$362,754	18%	$280,231	14%	$82,523	30%

Revenue, net	$1,929,068	100%	$1,949,729	100%	$20,661	1%
Cost of sales for the year ended December 31, 2007 was $1,283,722, an increase of $168,530 or 15% compared to cost of sales of $1,115,192 for the year ended December 31, 2006 partially due to the increase in sales and partially due to slight pricing increases from 2006. Gross profit for the year ended December 31, 2007 was $645,346, a decrease of $189,191 or 16%, compared to gross profit of $834,537 for the year ended December 31, 2006.
Total operating expenses for the year ended December 31, 2007 were $3,087,738, an increase of $1,043,829 or 51% as compared to total expenses of $2,043,909 for the year ended December 31, 2006. The change is primarily a result of the following:
•	Selling and marketing expenses increased $584,581 as a result of the launch of an in house advertising campaign;

•	Research and development expenses increased $84,872 due primarily to the timing of projects;

•	Salaries and benefits expense decreased $62,659 primarily as a result of adjusting staffing levels in 2007 compared to levels in 2006;

•	General and administrative expense increased $469,785, which is primarily a result of the following;
O a $148,512 increase in repairs related to increased investment in equipment;

O a $12,503 increase in depreciation expense also a result of increased investment in equipment;

O a $157,678 increase in professional fees associated with increased compliance and contractual matters.
•	Gain on sale of equipment increased $32,750.
Other Income (Expense) for the year ended December 31, 2007 was income of $17,710, an increase of $234,835 or 66% as compared to an expense of $252,545 for the year ended December 31, 2006. This category is primarily composed of interest income net of interest expense. The increase in income is primarily a result of a reduction in interest expense associated with the retirement of debt, as discussed more fully in the liquidity comments.
We realized a net loss of $2,424,682 for the year ended December 31, 2007, as compared to a net loss of $1,461,917 for the year ended December 31, 2006. The following table summarizes the components of our income and expenses, and the changes in those components for the year ended December 31, 2007 and 2006:

			Change From Prior
	December 31,	December 31,	Year
	2007	2006	Amount	%
Revenue, net	$1,929,068	$1,949,729	$(20,661)	(1)%

Cost of Sales	$1,283,722	$1,115,192	$168,530	15%

Gross Profit	$645,346	$834,537	$(189,191)	(23)%

Gross Profit Percentage	33%	43%

Selling Expenses	$725,353	$140,772	$584,581	416%

Research and Development	$332,002	$247,130	$84,872	34%

Salaries and Benefits	$743,324	$805,983	$(62,659)	8%

General and Administrative	$1,319,809	$850,024	$469,785	55%
Expenses

(Gain) on sale of Equipment	$(32,750)	$—	$(32,750)	(0)%

Total Operating Expenses	$3,087,738	$2,043,909	$1,043,829	51%

Other Income (Expense)	$17,710	$(252,545)	$234,835	93%

Net Income (Loss)	$(2,424,682)	$(1,461,917)	$962,765	66%

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2006, we had an accumulated deficit of $(4,207,960) and cash and cash equivalents of $1,701,224. For the year ended December 31, 2007, our accumulated deficit and cash equivalents were $(6,632,642) and $1,827,951, respectively. We have financed our operations and made capital expenditures through unsecured promissory notes with an unrelated third party and a beneficial shareholder and director of the Company and through the ongoing sale of our common as set forth below. The principal only note due to the shareholder in the amount of $2,000,000 was paid in full during the first half of December 2006. The aggregate of $176,585 in notes due as of December 31, 2006, to an unrelated third party for the purchase of certain machinery and equipment were paid in full in May 2007.
In 2004, we began selling shares of our common stock to non-US resident investors. The placement of common stock is currently open and is intended to meet the exemptions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). In 2005, we began selling unit purchase options (“Unit Purchase Options”) to existing non-U.S. shareholders for acting as finders and introducing investors to the Company. The funds received from the sale of our common stock and the Unit Purchase Options have been used for operational purposes and equipment purchases.
We have received funded subscriptions and unit purchase option agreements, less selling expenses and finder’s fees, as follows:
Table of funded subscriptions, less selling expenses

	Common	Unit
	Stock	Purchase	Selling	Net
	Proceeds	Options	Expenses	Proceeds
2004	$2,990,929	$—	$1,457,905	$1,533,024
2005	4,461,120	786,110	2,344,596	2,902,634
2006	8,314,813	2,022,810	3,999,956	6,337,667
2007	7,063,187	3,715,818	5,364,074	5,414,931

	$22,830,049	$6,524,738	$13,166,531	$16,188,256

Net cash used in operating activities for the year ended December 30, 2006 (“2006”) was $(1,548,176), compared to $(2,385,301) for the year ended December 31, 2007 (“2007”). The cash used in operations is primarily related to operational losses for all periods reported, along with cash used to fund increases in inventory of $329,935 in 2006 and $391,905 in 2007.
Net cash used in investing activities for 2006 amounted to $(634,773), compared to $(2,726,318) for 2007. The cash used for investing activities was primarily related to equipment purchases and deposits.
Net cash provided by financing activities for 2006 was $3,427,358 compared to $5,238,346 for 2007. The increase was primarily due to proceeds from the sale of our common stock offset by the payment of commissions and offering expenses incurred with the sale of our common stock and further offset by the repayment of the promissory note payable to our director and beneficial shareholder of $2,910,309 in 2006 and $176,585 due to an unrelated third party in 2007.

In December 2006, we paid the balance due on a $2,000,000 note due to a shareholder. The remaining aggregate of $176,585 due to an unrelated third party was paid in full in May 2007. We have not entered into any commitment or obligation during the year ended December 31, 2007.
We expect to spend approximately $500,000 in capital expenditures in 2008 primarily in connection with the completion of our expansion facility. We believe that our current cash, cash equivalents, cash flow from operations and additional financing obtained from our common stock offering will be sufficient to fund anticipated levels of operations for 2008. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.
PLAN OF OPERATION
Our goal is to be known for our ability to deliver first quality products with vastly less lead-time than foreign suppliers. To compete against foreign manufacturers and importers, we intend to offer products and services at attractive or lower prices by continually retooling existing equipment and when necessary, upgrading to more sophisticated machine tools that operate around the clock with a minimum of care and feeding. We believe that our acquisition of the industry’s newest machine tools, tweaked by our engineering department to further improve productivity, is making significant progress in beating the competition. We intend to improve on our ability to produce a single rocker arm from the raw aluminum stock to a finished product that is currently one minute compared to what we believe the industry average to be of three minutes based on our experience with current equipment that has not been modified. We also intend to improve our production of products that is currently at three times the industry average. By making ongoing capital improvements, we believe we can increase productivity with no additional personnel.
In addition, we intend to aggressively market our private label services by pursuing leads generated from our anodizing services. Set up initially to add eye appeal to our rocker arms, word of the availability of our anodizing equipment has attracted automotive and non-automotive customers that have resulted in over half of the use of this unique machine.
To attract business outside of the automotive industry, we have targeted the medical industry. We already deal with a number of such firms who send parts to be anodized in various colors and we have the capabilities to re-engineer many of these parts and then manufacture them at a meaningful savings to their users. Similar opportunities exist within the photographic industry. We intend to market this service aggressively.
Increasing demand for Scorpion products coupled with an expansion of our product lines require us to relocate to a larger facility. In July 2007, we acquired approximately 10.5 acres in Ocala located in Marion County, Florida and anticipate relocating our existing facility and substantially all of our staff to the Ocala location. To avoid any interruption in production, we will continue to operate our Broward County facility until the Ocala facility is fully on line. We initially expected to complete the transition during the first quarter of 2008, however due to delays in connection with permitting, zoning and a pending road widening project by Marion County that will impact our property, the move is expected to be finalized by the first quarter of 2009 at which time we will lease the Broward facility.

RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.
Fair value measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.
Accounting for uncertainty in income taxes
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluation the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.
Taxes collected from customer and remitted to governmental authorities
In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.
Accounting for rental costs incurred during a construction period
In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

Effects of prior year misstatements when quantifying misstatements in the current year financial statements
In September 2006, the Security Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition
FSP FAS 123(R)-5
FSP SFAS 123(R)-5 was issued on October 10, 2006. The FSP SFAS 123(R)-5 provides that instruments that were originally issued as employee compensation and then modified for which modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP SFAS 123(R)-5 shall be applied in the first reporting period beginning after the date the FSP SFAS 123(R)-5 is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.
Share-Based Payments
On December 21, 2007 the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 110 (SAB 110), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its financial statements.

Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R). This Statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.
Accounting for Income Taxes
SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets”, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its financial statements.
Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

Fair Value Option for Financial Assets and Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No. 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS No. 159.
Off Balance Sheet Arrangements
None
Qualitative and Quantitative Disclosures About Market Risk
We do not have any material exposure to market risk associated with our cash and cash equivalents.
RISK RELATED TO OUR BUSINESS
Risks Relating to Our Business Generally
An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this Report before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.
WE HAVE INCURRED RECENT LOSSES AND MAY INCUR LOSSES IN THE FUTURE THAT MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION
We have incurred net losses for the years ended December 31, 2006, December 31, 2007 in the amounts of $1,461,917 and $2,424,682, respectively. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.
OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAKES OUR FUTURE RESULTS DIFFICULT TO PREDICT AND COULD CAUSE OUR OPERATING RESULTS TO FALL BELOW EXPECTATIONS.
Our focus, since inception, has been to raise capital to purchase equipment and expand our production capacity. Using the proceeds from the sales of our common stock and purchase options to foreign investors, we have invested in state of the art equipment and robotics and believe that we now have the production facilities in place to focus on expanding our marketing plan. Revenue has grown steadily; however our cost of sales has fluctuated due primarily to periodic material supply shortages, which have led us to stockpile a portion of raw materials inventory, therefore increasing costs. If we are not able to manage inventory costs, our revenue or operating results could fall below the expectations of investors and the price of our common stock could decline substantially. Any investment in our company should be considered a high-risk investment because the investor will be placing funds at risk in a company with fluctuating costs and expenses, limited management experience, increased competition, and other problems to which growing manufacturing businesses are subject.

OUR ABILITY TO SUCCEED DEPENDS ON OUR ABILITY TO GROW OUR BUSINESS AND ACHIEVE PROFITABILITY.
The introduction of new products and services and expansion of our distribution channels have contributed significantly to our recent results, but we must continue to develop new and innovative ways to manufacture our products and expand our distribution in order to maintain our growth and achieve profitability. Our future growth and profitability will depend upon a number of factors, including, but not limited to:
•	Our ability to manage costs;

•	The increasing level of competition in the automotive parts industry;

•	Our ability to continuously offer new or improved products and services;

•	Our ability to maintain efficient, timely and cost-effective production and delivery of our products;

•	Our ability to maintain sufficient production capacity for our products and services;

•	The efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness;

•	Our ability to identify and respond successfully to emerging trends in the automotive, medical and other parts industry;

•	The level of consumer acceptance of our products and services;

•	Regulatory compliance costs; and

•	General economic conditions and consumer confidence.
We may not be successful in executing our growth strategy, and even if we achieve targeted growth, we may not be able to sustain profitability. Failure to successfully execute any material part of our growth strategy would significantly impair our future growth and our ability to attract and sustain investments in our business.
OUR REVENUE IS GENERATED ON THE BASIS OF PURCHASE ORDERS WITH A FEW CUSTOMERS RATHER THAN LONG TERM PURCHASE COMMITMENTS THAT MAY ADVERSELY AFFECT OUR MARGINS IF WE LOSE ONE OR MORE OF THESE CUSTOMERS.
We sell our products through over 110 distributors and directly to OEM customers, of which one distributor accounted for 29% and 27% of our revenue for the years ended December 31, 2006 and 2007, respectively. This distributor, in the aggregate with four other distributors, accounted for 50% and 48% of our annual revenue for the years ended December 31, 2006 and 2007, respectively. Any customer may cancel a purchase order or defer shipments of our products at any time; however, we have maintained long-term relationships with each of our distributors and historically have not experienced significant cancellation or deferment of customer orders. Such a concentration creates a risk that pricing pressures may cause prices to decrease or that product demand may be reduced if orders are canceled or deferred.
Further, because our products are manufactured just in time and according to customer specifications, we are required to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our estimates and planning for production and procurement of raw materials. Because of our inability to rely on enforceable purchase contracts, and our limited visibility into future customer demand, actual revenue may be different from our forecasts, which could adversely affect our margins and ability to maintain profitability.

THE HIGH PERFORMANCE AUTOMOTIVE PARTS MARKET IS HIGHLY COMPETITIVE WITH SEVERAL LARGE AND NUMEROUS SMALL COMPETITORS THAT MAY OFFER PRODUCTS SIMILAR TO OURS WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.
Competition within the automotive performance parts industry is vast and difficult to define with thousands of companies engaged in different facets of the business both domestically and abroad. We believe that the performance parts industry is so broadly based and made up of so many mid-sized players that we will be able to aggressively seek market share from our competitors; however, we cannot estimate if or how quickly our competitors may respond to our anticipated expansion efforts. Our inability to acquire market share from our competitors could inhibit our ability to sustain our expansion efforts and negatively affect our operations.
IF WE FAIL TO PROMOTE AND MAINTAIN OUR BRAND IN THE MARKET, OUR BUSINESSES, OPERATING RESULTS, FINANCIAL CONDITION, AND OUR ABILITY TO ATTRACT CUSTOMERS WILL BE MATERIALLY ADVERSELY AFFECTED.
Our success in the high performance automotive racing market depends on our ability to create and maintain brand awareness for our product offerings. This may require a significant amount of capital to allow us to market our products and establish brand recognition and customer loyalty. Many of our competitors in this market are larger than us and have substantially greater financial resources. Additionally, many of the companies offering high performance automotive parts and services have already established their brand identity within the marketplace. We can offer no assurances that we will be successful in establishing awareness of our brand allowing us to compete in this market. The importance of brand recognition will continue to increase because low barriers of entry to the industries in which we operate may result in an increased number of direct competitors. To promote our brands, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.
WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS BY THIRD PARTIES.
We intend to protect our unpatented trade secrets and know-how through confidentiality or license agreements with third parties, employees and consultants, and by controlling access to and distribution of our proprietary information. However, this method may not afford complete protection particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States and unauthorized parties may copy or otherwise obtain and use our products, processes or technology and there can be no assurance that others will not independently develop similar know-how and trade secrets. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to use our proprietary know-how to offer competitive products at lower prices and we may not be able to effectively compete against these companies.
We have registered our logo (Serial Number 77149510/Registration Number 3384305) and word mark (Serial Number 77150396/Registration Number 3397455) with the United States Patent and Trademark Office. Even though registered, our trademarks could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could expose us to the following risks, among others, we may be required to:

•	Defend against infringement claims which are expensive and time consuming;

•	Cease making, licensing or using products that incorporate the challenged intellectual property;

•	Re-design, re-engineer or re-brand our products or packaging; or

•	Enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.
We are also aware of competitors that counterfeit and infringe our trademark. While we intend to vigorously pursue such persons or entities, we cannot assure you that we will be able to identify all such parties or that we will have adequate time and resources to enforce and to protect our trademark and intellectual property rights through litigation or otherwise, or that we will be successful in doing so. Any of the foregoing outcomes would negatively impact our business, results of operations and financial condition.
WE ARE DEPENDENT UPON A FEW SUPPLIERS FOR A SIGNIFICANT PORTION OF OUR RAW MATERIALS AND OUR SUPPLIERS ARE DEPENDENT ON THE CONTINUED AVAILABILITY AND PRICING OF RAW MATERIALS, EITHER OF WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO MANAGE COSTS AND MAINTAIN PROFITABLE OPERATING MARGINS.
The principal raw materials we use in the manufacture of our automotive parts are steel and aluminum. We currently purchase raw material from 19 different material suppliers with whom we have no written purchase contracts. Our three largest suppliers, combined, represent 59% of all raw materials we purchased in 2006 and 49% in 2007. Any supplier and any order may be terminated or rejected by any supplier at any time. From time to time, particularly during periods of increased industry-wide and global demand, steel and aluminum have been in short supply. Our reliance on open orders, no preference or assurances from suppliers, and our reliance on three primary suppliers creates a risk that our supply of raw materials may be interrupted at any time. We may not be able to timely source another supplier, resulting in further delays. We have tried to minimize these risks by maintaining inventories in excess of our current and projected needs but can make no assurances that we will be able to maintain adequate stockpiles or that we will be able to acquire and stockpile raw materials at costs that can be passed on to customers. Our failure to ensure a steady supply of raw material or any significant interruption in the supply of raw materials could have a material adverse effect on our operations and ability to timely fulfill orders that could result in lost orders and revenue.
OUR BUSINESS IS SUBJECT TO DELAYS IN DELIVERY AND PRICE FLUCTUATIONS OF CERTAIN RAW MATERIALS, IN PARTICULAR, THE RISING PRICE OF STEEL THAT COULD ADVERSELY AFFECT OUR OPERATIONS.
There have been significant increases in the global prices of raw materials, which have had and may continue to have an impact on our business. While the rise in material costs, especially steel, continues to impact our financial results, we have been able to offset most of this increase through volume purchases at the risk of increasing our inventory costs. The costs of certain raw material costs such as steel began to decrease in 2005, however Chinese consumption continues to affect prices worldwide and there is no guarantee that these decreases will continue or that recent efforts by the Chinese government to produce more steel internally will relieve some of the pressure. Any continued increase in the price and availability of steel could increase our costs to manufacture our products that would result in a material adverse impact on our business. Further, although we obtain raw materials from various sources and maintain alternative sources for raw materials, to the extent there are supply disruptions our operations could be materially adversely impacted.

THE FAILURE TO INVEST IN AND MAINTAIN STATE OF THE ART EQUIPMENT AND PROCESSES COULD DISRUPT THE OPERATION AND GROWTH OF OUR BUSINESS AND RESULT IN THE LOSS OF BUSINESS.
We have invested significantly in equipment, which accounts for over 50% of our assets, and anticipate that it will be necessary to continue to do so in the future to remain competitive. We believe that our success is dependent, in large part, on our continued investment in sophisticated equipment, robotics and processes. We typically purchase equipment for cash or on short-term lease and do not purchase extended warranties or maintenance programs due to our belief that the processes we use are evolving so rapidly that we must replace, overhaul or retool our equipment and processes before the end of the useful life of the equipment. We currently replace or overhaul equipment every 7 years. Equipment taken out of use is either retained for parts or resold to used equipment buyers. We may be unsuccessful in anticipating, managing, adopting and integrating new or refurbished equipment on a timely basis, or we may not have the capital resources available to invest in new equipment and processes that could materially affect our operations.
OUR OPERATIONS COULD SUFFER FROM EQUIPMENT DOWNTIME, DISRUPTIONS OR INCREASED COSTS.
We are not dependent on any one piece of equipment to maintain current levels of production and have engineered our equipment to perform a variety of tasks so that we can quickly substitute equipment to compensate for routine and unexpected downtime due to repair or breakdown. However, in the event that a substantial number of pieces of equipment are damaged, break down or require extended maintenance, our customers could experience interruptions in our service as well as delays, and we might incur additional expense in arranging new facilities and services. In the event of a disaster in which a substantial number of pieces of equipment are irreparably damaged or destroyed, we could experience lengthy interruptions in production. While we have not experienced extended equipment failures in the past, any interruptions or delays in our production could harm our relationships with customers and our reputation. We do not maintain insurance in the event of damage or interruption which costs would be incurred by the Company. These factors in turn could damage our brand and reputation, reduce our revenue, subject us to liability, cause us to issue credits or cause customers to fail to renew their orders, any of which could adversely affect our business, financial condition and results of operations. Temporary or permanent loss of our equipment could limit our ability to conduct our business and result in lost revenue.
OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL INVESTIGATION, REMEDIATION AND COMPLIANCE COSTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
Our operations are subject to federal, state and local laws and regulations governing emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. While we believe that our operations and facilities are being operated in compliance in all material respects with applicable environmental health and safety laws and regulations, the operation of precision metal machining and anodizing facilities entails risks in these areas making us subject to penalties and costs associated with non-compliance of various federal, state and local environmental regulations. There can be no assurance that we will not incur material costs or liabilities, including substantial fines and criminal sanctions for violations. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material.

WE MAY INCUR COSTS AS A RESULT OF PRODUCT LIABILITY AND WARRANTY CLAIMS THAT MAY BE BROUGHT AGAINST US.
We face an inherent business risk of exposure to product liability claims in the event that the use of our current and formerly manufactured or sold products results, or is alleged to result, in bodily injury and/or property damage. To date, we have not been subject to any product liability claims, however, we cannot assure you that we will not experience a material product liability loss in the future or that we will not incur significant costs to defend such claims. A successful claim brought against us may have a material adverse effect on our business, results of operations and financial condition.
WE DO NOT MAINTAIN CUSTOMARY INSURANCE COVERAGE TO PROTECT AGAINST THE POTENTIAL HAZARDS INCIDENT TO OUR BUSINESS.
Other than workman’s compensation, we do not maintain property, business interruption, product liability and casualty insurance coverage. A catastrophic loss of the use of all or a portion of our facilities due to accident, labor issues, weather conditions, national disasters or otherwise, whether short- or long-term, could have a material adverse effect on our business, results of operations and financial condition.
WE WILL INCUR INCREASED COSTS AS A RESULT OF BECOMING A PUBLIC COMPANY AND UNLESS WE OFFSET THESE ADDITIONAL COSTS BY DECREASING OTHER EXPENSES AND/OR INCREASING REVENUE, WE MAY NOT BE ABLE TO ABSORB THESE COSTS THAT MAY ADVERSELY AFFECT OUR OPERATIONS.
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as amended, as well as new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. We are in the process of implementing corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations; however, we expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The measures we take may not be sufficient to satisfy our obligations as a public company and we expect the implementation costs and engagement of professionals to assist in the implementation to be prohibitive in the short term.
We have engaged a financial consulting firm to assist our Controller and to provide financial and compliance advisory support services to our senior management until we are able to hire a chief financial officer and executive level employees to help us achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time. There can be no assurance that our current or future management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements without significant cost to us. Unless we offset the additional costs by decreasing other expenses and/or increasing revenue or raising additional capital, we may not be able to absorb the costs of complying with Sarbanes Oxley and our SEC reporting requirements, which may divert funds away from marketing activities and maintaining state of the art manufacturing equipment, either of which could adversely affect our operations. Further tightening may require us to defer management salaries, which may discourage current management personnel and potential individuals from joining the Company. We can make no assurances that we will not defer executive salaries, which could affect our ability to attract, recruit or retain qualified management personnel that would otherwise help us minimize the professional costs in connection with our compliance and reporting requirements.

THE LACK OF EXPERIENCE OF OUR CURRENT MANAGEMENT TEAM IN MANAGING A REPORTING COMPANY MAY PUT US AT A COMPETITIVE DISADVANTAGE
Our executive officers have not managed a publicly traded company and have no experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition into a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. In particular, these new obligations will require substantial attention from our President and Office Manager and may divert their attention away from the day-to-day management of our business, which would materially and adversely impact our business operations. We intend to hire additional executive level employees, but there can be no assurance that our current or future management team will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements. Our failure to do so could lead to penalties, loss of trading liquidity, and regulatory actions and further result in the deterioration of our business through the redirection of resources.
Risks Relating to our Securities
WE MAY HAVE VIOLATED SECURITIES LAWS AND REGULATIONS IN THE UNITED KINGDOM, THE NETHERLANDS, CANADA, AUSTRALIA, FINLAND, NEW ZEALAND AND SWEDEN IN CONNECTION WITH OUR OFFERING OF SECURITIES TO FOREIGN INVESTORS IN 2004, FURTHER, OUR FAILURE TO COMPLY WITH CURRENT OR FUTURE FOREIGN SECURITIES REGULATIONS RELATED TO THE OFFER AND SALE OF OUR SECURITIES ABROAD COULD ADVERSELY AFFECT OUR BUSINESS.
The offer and sale of our securities to non-US investors, while exempt from registration in the United States under Regulation S, are subject to regulation by a number of foreign regulatory agencies. As with U.S. securities regulation, foreign regulation is concerned with investor protection. These agencies have a variety of procedures and enforcement remedies available to them, including the following:
•	Initiating investigations;

•	Issuing warning letters and cease and desist orders;

•	Requiring compliance;

•	Requiring consumer redress, such as requiring that a company offer to rescind securities previously sold to investors;

•	Seeking injunctive relief; and/or

•	Imposing civil penalties
In 2004, we were notified by regulators in the United Kingdom, the Netherlands, Canada, Australia, Finland, New Zealand and Sweden that our offering of securities may have violated solicitation restrictions in those countries. Upon notice, we immediately contacted the respective regulators and agreed to cease making offers and sales to new investors in the United Kingdom, the Netherlands, Canada, Australia, Finland, New Zealand and Sweden (see Item 8 “Legal Proceedings”) until and unless we complied with each jurisdiction’s prospectus and registration requirements. In each case, we complied with each regulator’s request and each inquiry was closed. We are not aware of any further relief or inquiry by any foreign securities regulator. We have not, and do not intend to make offers or sales to new investors in those jurisdictions or any jurisdiction that prohibits our doing so. We intend to comply with all applicable laws and regulations, however, our failure to comply with applicable laws or the restrictions imposed by foreign regulators could subject us to sanctions, force us to rescind all or a portion of the Regulation S offering, and/or reimburse purchasers, any of which could have a material adverse effect on our business and results of operations. We cannot assure you that any future proceedings or investigations, if any, will not have a material adverse effect on our business or operations.

ADVERSE PUBLICITY ASSOCIATED WITH REGULATORY NOTICES ABOUT OUR PRACTICES IN THE OFFER AND SALE OF OUR SECURITIES ABROAD COULD HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.
As a result of the regulatory actions and our agreement to cease selling in the United Kingdom, the Netherlands, Canada, Australia, Finland, New Zealand and Sweden, we have been subject to adverse publicity in the form of published notices on foreign regulatory websites and discussions in private chat rooms or websites. This type of adverse publicity, whether or not accurate, that associates the purchase of our securities, or questions our sales practices, or claims that such sales practices are not allowed could have a material adverse effect on our reputation, the demand for our products, and our ability to generate revenues. Adverse publicity concerning any actual or purported failure of us to comply with applicable laws and regulations regarding the sale of our securities abroad, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect our ability to attract, motivate and retain distributors, which may cause a decline in consumer interest in our products and services which would negatively impact our ability to generate revenue. In addition, investors’ perception of the Company may be adversely affected by negative publicity that may cause the market price of our common stock to decline resulting in a loss of your investment.
TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS, WE INTEND TO ISSUE ADDITIONAL SHARES OF STOCK AND UNIT PURCHASE OPTIONS WHICH WILL DILUTE ALL SHAREHOLDERS
We may require additional capital for the acquisition, replacement or repair of equipment, processes or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have relied on financing through the ongoing sale of our securities outside the United States pursuant to Regulation S. Since 2004 and through December 31, 2007, we have raised an aggregate of $29,354,787 through the sale of our securities to foreign investors. Our cash offering expenses on these sales average 40% of the proceeds raised, which includes commissions to third party foreign brokers and finder’s fees to existing shareholders for introducing new investors. Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.
SHARES ELIGIBLE FOR SALE OR CONVERTIBLE INTO SHARES IN THE FUTURE COULD NEGATIVELY AFFECT OUR STOCK PRICE AND DILUTE SHAREHOLDERS
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2007, we had 33,198,658 issued and outstanding shares of common stock of which our officers and directors hold 20,000,000 shares or 60%. Our officers, directors and principal shareholders have agreed not to sell or transfer any shares of common stock for a period of 12 months after the effective date of the Original Filing.
As of December 31, 2007, there are currently 26,098,948 shares of restricted common stock that will be issuable upon exercise of outstanding stock options issued to existing non-US shareholders. We have not issued options or other securities under our equity incentive plan; however, we may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

OUR MANAGEMENT AND PRINCIPAL SHAREHOLDERS IN THE AGGREGATE, OWN APPROXIMATELY 60% OF OUR OUTSTANDING COMMON SHARES AND AS MAJORITY SHAREHOLDERS, ARE ABLE TO CONTROL VOTING ON ISSUES AND ACTIONS THAT MAY NOT BE BENEFICIAL OR DESIRED BY OTHER SHAREHOLDERS.
As of December 31, 2007, Robert and Teresa Stopanio, as husband and wife, jointly own 30% of the issued and outstanding common stock. Yali Golan, a director and former officer, and his spouse, jointly own 30%. Accordingly, the Stopanios and the Golans, if voting together could elect all directors, and dissolve, merge or sell our assets or otherwise direct our affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the market price of our common stock.
THE ISSUANCE OF PREFERRED STOCK COULD CHANGE CONTROL OF THE COMPANY.
Our articles of incorporation authorize the Board of Directors, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, with the numbers of shares of each series to be determined by the Board of Directors. Our articles of incorporation further authorize the Board of Directors to fix and determine the powers, designations, preferences and relative, participating, optional or other rights (including, without limitation, voting powers, preferential rights to receive dividends or assets upon liquidation, rights of conversion or exchange into common stock or preferred stock of any series, redemption provisions and sinking fund provisions) between series and between the preferred stock or any series thereof and the common stock, and the qualifications, limitations or restrictions of such rights. In the event of issuance, preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of our company. Although we have no present plans to issue additional series or shares of preferred stock, we can give no assurance that we will not do so in the future.
OUR SHARES OF COMMON STOCK AND UNIT PURCHASE OPTIONS ARE SUBJECT TO THE RESALE CONDITIONS UNDER RULE 903(B)(3) OR CATEGORY 3 OF REGULATION S UNDER THE SECURITIES ACT.
With the exception of 20,000,000 shares of our common stock issued to officers and directors, all of our shares of issued and outstanding common stock and all of our issued and outstanding unit purchase options are subject to the resale restrictions under Rule 903 of Regulation S, as amended. Under Category 3, offering restrictions (as defined under Regulation S) had to be in place in connection with our ongoing Regulation S offering that commenced in 2004. These restrictions include:
•	certification by the purchaser that he or she is not a U.S. person and that the purchaser is not acquiring the securities for the account of any U.S. person;

•	an agreement by each purchaser not to engage in hedging activities with regards to the securities except in compliance with the Securities Act;

•	the placement of a restrictive legend on each certificate for securities sold pursuant to Regulation S; and

•	the Company to issue stop transfer instructions to the transfer agent and refuse any registration or transfer of securities not made in accordance with Regulation S.

THERE IS PRESENTLY NO MARKET FOR OUR COMMON STOCK
There has been no public market for our common stock and we cannot assure that a public market for our common stock will develop in the future. In addition, a substantial number of our shares are “restricted securities” having been issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) or pursuant to Regulation S promulgated under the Securities Act. Resales of these shares to “U.S. Persons” as defined in Regulation S may only be made in an offshore transaction in compliance with Regulation S promulgated under the Securities Act, or pursuant to an effective registration statement under the Securities Act, or pursuant to an available exemption from the registration requirements of the Securities Act, and in each case, in accordance with all applicable securities laws.
Although we have not yet determined the timing of doing so, we anticipate that following the filing of a selling security holders registration statement, we will apply to have our common stock quoted on the Over-The-Counter Bulletin Board (the “OTCBB”), however, the OTCBB is a dealer system and we will have to seek market-makers to provide quotations for our common stock. Even if our common stock is quoted on the OTCBB, the OTCBB provides a limited trading market and we can make no assurances that any market-maker will want to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for shareholders to sell their shares or recover any part of their investment in the Company. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile so that holders of our common stock will not be able to sell their shares at prices that allow them to recover any or all of their investment. Market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:
•	Introductions of new products or new pricing policies by us or by our competitors;

•	The gain or loss of significant customers or product orders;

•	Actual or anticipated variations in our quarterly results;

•	The announcement of acquisitions or strategic alliances by us or by our competitors;

•	Recruitment or departure of key personnel;

•	The level and quality of securities research analyst coverage for our common stock;

•	Changes in the estimates of our operating performance or changes in recommendations by us or any research analysts that follow our stock or any failure to meet the estimates made by research analysts; and

•	Market conditions in our industry and the economy as a whole.
In addition, public announcements by our competitors concerning, among other things, their performance, strategy, accounting practices, or legal problems could cause the market price of our common stock to decline, regardless of our actual operating performance.
FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.
In the event a public market for our securities develops, sales of a substantial number of shares of our common stock could cause a decrease in the market price of our common stock. A substantial portion of our outstanding shares of common stock may soon be eligible for resale to the public pursuant to Rule 144 or without restriction pursuant to Rule 144(k). We may also issue additional shares of stock and securities convertible into or exercisable for our common stock in connection with our business and pursuant to our equity incentive plan for employees and consultants. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Item 7. Financial Statements.
Our financial statements appear at the end of this Report beginning with the Index to Financial Statements on page F-1.
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None
Item 8A. Controls and Procedures.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
For the period ending December 31, 2007, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was conducted by our Robert Stopanio, our President and Principal Executive Officer and Karen Rodgers, our Controller and Principal Financial Officer. Based upon their evaluation, they concluded that the Company’s disclosure controls and procedures are effective.
LACK OF SEGREGATION OF DUTIES
Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.
CHANGES IN INTERNAL CONTROLS
During the fiscal quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
Item 8B. Other Information.
There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.
The following table sets forth certain information regarding our executive officers, key employees and directors as of December 31, 2007. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position
Robert Stopanio	43	Director, Chairman, President

Yali (Eial) Golan	44	Director

Teresa Stopanio	45	Secretary, Office Manager

Karen Rodgers	53	Controller
     Robert Stopanio is the founder and President of Scorpion Performance. Mr. Stopanio’s entry into the high performance arena began as founder of Blue Thunder Engines, Inc., in 1980 that was in the business of designing marine racing engines and components. Blue Thunder racing engines were designed by Mr. Stopanio and were used by U.S Customs D.E.A interceptor boats. In 1999, Mr. Stopanio created Scorpion Performance to design racing components for the auto industry.
     Yali (Eial) Golan, is experienced in growing businesses with a focus on low costs, customer acquisition and marketing efficiencies. Mr. Golan has been with Scorpion since 1999. Prior to joining Scorpion, Mr. Golan founded Lens Express Inc. where he marketed contact lenses directly to consumers at dramatically lower prices. In 1996, he was instrumental in launching PetMed Express, selling prescription medications and related products for pets at reduced prices directly to pet owners.
     Teresa Stopanio is the spouse of Robert Stopanio and since founding the Company with her spouse, has served as the Company’s Secretary and Office Manager overseeing the general administrative functions over the property, business and affairs of the Company, its subsidiaries and divisions.
     Karen Rodgers, became Controller of the Company in August 2007. Ms. Rodgers has over 30 years experience in public and private accounting. Ms. Rodgers has owned and operated KAS Accounting Services, Inc., a full-service accounting firm specializing in small businesses and individuals since January 1983. Ms. Rodgers obtained Enrolled Agent (“EA”) designation in 1996 and in that capacity is empowered by the U.S. Department of the Treasury to represent taxpayers before all administrative levels of the Internal Revenue Service for audits, collections, and appeals. Ms. Rodgers has been involved in the accounting and tax preparation functions of the Company since its inception.
Employment Agreements
We have not entered into employment agreements with any of our officers. Salaries payable to Robert and Teresa Stopanio are subject to adjustment and deferral based on operations and cash flow of the Company. Each of our officers are eligible to receive and participate in all benefit, bonus, retirement, health, insurance and incentive programs provided by the Company for its employees.

Board of Directors
Our Board of Directors currently consists of two members. Our Bylaws provide that our board shall consist of not less than one nor more than nine individuals. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.
Director Compensation
Currently, we do not pay our directors any cash or other compensation for their services as director. In the future, we may consider appropriate forms of compensation.
Committees
To date, we have not established a compensation committee, nominating committee or an audit committee. Our Controller, Karen Rodgers, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls.
Financial Consulting Services
On November 1, 2007, we engaged ProLianze Group, LLC (“ProLianze”), an executive and financial consulting services firm, to provide financial consulting services to the Company and to assist management in preparing and reporting our financial information, complying with SEC reporting requirements and evaluating our system of internal accounting controls. Our agreement with ProLianze is for a term of one year and may be terminated by either party at any time. ProLianze provides its consulting services on an hourly or per project basis as required by management with compensation determined on a per project basis.
There are no material plans, contracts or arrangements to which ProLianze or any of its officers, directors, employees, agents or affiliates are a party or in which it participates that was entered into, or materially amended, in connection with our engagement of ProLianze. No officer, director, employee, agent or affiliate of ProLianze has any family relationship with any director, executive officer or person nominated or chosen by our Board of Directors to become a director or executive officer. Neither ProLianze, nor its officers, directors, employees, agents or affiliates has any material interest, direct or indirect, in any material transaction to which the Company was a party since June 30, 2007, or which is presently proposed.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons owning more than ten percent of the Company’s equity securities, to file with the SEC an initial report of ownership of the Company’s common stock on Form 3 and reports of changes of ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. During our fiscal year ended December 31, 2007, all of our officers and directors were either late or have not filed one or more reports with the SEC as required under Section 16(a) of the Exchange Act. The details of these late filings and non-compliance with Section 16(a) are as follows:
Robert Stopanio, President, Chairman, Director, and beneficial owner of more than 10% of the Company’s common stock, Teresa Stopanio, Secretary, Officer Manager and beneficial owner of more than 10% of the Company’s common stock, and Karen Rodgers, Controller of the Company each filed a late Form 3, on March 11, 2008, which Form 3s should have been filed on December 12, 2007,the effective date of our Registration Statement on Form 10-SB.

Yali (Eial) Golan, director and beneficial owner of more than 10% of the Company’s common stock, should have filed a Form 3 on December 12, 2007; however, as of the date of this Report, Mr. Golan has not filed a Form 3 with the SEC and is not in compliance with his Section 16 filing requirements with the SEC.
All of the shares of our common stock held by our officers, directors and beneficial owners of more than 10% of the Company’s common stock are subject to lockup agreements that terminate on December 12, 2008. Other than Mr. Golan’s transfer of joint ownership of his shares to his spouse in November 2007, the Company is not aware of any insider disposing of his or her shares or acquiring shares of the Company’s common stock during the period ended December 31, 2007.
Item 10. Executive Compensation.
The following table sets forth annual compensation for our officers who were employed by the Company for each of the last three calendar years.

				Other
	Year	Salary	Bonus	Compensation
Robert Stopanio, President	2007	$265,000	$0	$0
	2006	$99,577	$0	$0
	2005	$67,155	$0	$0

Teresa Stopanio, Office Manager	2007	$265,000	$0	$0
	2006	$124,577	$0	$0
	2005	$68,155	$0	$0

Karen Rodgers, Controller	2007	$30,000	$0	$0
	2006	$0	$0	$0
	2005	$0	$0	$0
We have not entered into employment agreements with, nor have we authorized or issued any options, warrants or other equity or non-equity based incentives to any of our executive officers, directors or key employees.
Equity Incentive Plan
On August 28, 2007, the directors and a majority of our shareholders adopted our 2007 Equity Incentive Plan (the “Plan”). We have reserved an aggregate of 10,000,000 shares of common stock for issuance pursuant to options or restricted stock granted under the Plan. As of the date of this Report, we have issued no options or restricted stock under the Plan. The purpose of the Plan is to advance the interests of the Company and its stockholders by providing a means of attracting and retaining key employees, directors and consultants for the Company and its subsidiaries. The Plan shall be administered by the board of directors until such time as a committee shall be appointed (hereinafter referred to as the “Administrator”). Options granted under the Plan may either be options qualifying as incentive stock options (“Incentive Options”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not so qualify (“Non-Qualified Options”).
The price per share issuable upon exercise of an option shall be determined by the Administrator at the time of the grant and shall:

(i)	in the case of an ISO, not be less than the fair market value of the shares on the date of grant;

(ii)	in the case of an ISO granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary, be at least 110% of the fair market value of the shares on the date of grant; or

(iii)	in the case of an NQSO, shall be no less than ninety percent (90%) of the fair market value per share on the date of grant.
For the purposes of the Plan, the “fair market value” of the shares shall mean:
(i)	if shares are traded on an exchange or over-the-counter market, the mean between the high and low sales prices of shares on such exchange or over-the-counter market on which such shares are traded on that date, or if such exchange or over-the-counter market is closed or if no shares have traded on such date, on the last preceding date on which such shares have traded or

(ii)	if shares are not traded on an exchange or over-the-counter market, then the fair market value of the shares shall be the value determined in good faith by the Administrator, in its sole discretion.
The per share purchase price of shares subject to options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of options granted under the Plan. Officers, directors and key employees of and consultants to us and our subsidiaries will be eligible to receive Non-Qualified Options under the Plan. Only our officers, directors and employees who are employed by us or by any of our subsidiaries thereof are eligible to receive Incentive Options. The term of each option and the manner in which it may be exercised is determined by the Administrator, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of December 31, 2007, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned.

	Number of Shares
	Beneficially Owned	%
Robert Stopanio(1)(3)	10,000,000	30%
3000 SW 4th Avenue Fort Lauderdale, Florida 33315

Teresa Stopanio(1)(3)	10,000,000	30%
3000 SW 4th Avenue Fort Lauderdale, Florida 33315

Yali (Eial) Golan and Leslie Golan (2)(3)	10,000,000	30%
298 S. Parkway Golden Beach, Florida 33160

All officers and directors as a group (3 persons)	20,000,000	60%

(1)	Robert and Teresa Stopanio are husband and wife and hold an aggregate of 10,000,000 shares of common stock as joint tenants with right of survivorship. Mrs. Stopanio is our Office Manager and oversees general administrative functions of the Company and its subsidiaries.

(2)	Yali Golan transferred ownership to his spouse, Leslie Golan as joint tenant on November 2, 2007.

(3)	All of the shares held by management are subject to lock-up agreements dated August 28, 2007.

Item 12. Certain Relationships and Related Transactions, and Director Independence.
•	Robert Stopanio, our President and director, and Teresa Stopanio, our Office Manager are husband and wife and founders of the Company.

•	The Company paid its director and a beneficial shareholder, Yali Golan, an average monthly fee of $20,000, for overseas marketing and consulting, beginning in January 2007. As of December 31, 2007, we paid him $269,973 for his consulting services. There is no written agreement between Mr. Golan and the Company.

•	The Company acquired all of the membership interests of Anodize, LLC in January 2004, from Robert and Teresa Stopanio, the sole managers and members. As consideration, we assumed certain debts and start up costs of approximately $10,366 at their historic recorded value.

•	We acquired 100% of the membership interests of Manure Packing Systems, LLC in February 2006 from Robert and Teresa Stopanio, the sole managers and members. As consideration, we assumed start up costs and patent acquisition costs of approximately $225,000.

•	In October 2007, Robert and Teresa Stopanio assigned 100% of the ownership interests of each of Scorpion Racing, Inc. and Scorpion Rockers, Inc. to the Company. Both entities were incorporated in Florida in 2001 for the purpose of reserving the corporate names and preventing competitors from incorporating in the state of Florida under a similar “Scorpion” names. Both entities are current in their annual report filings and have conducted no business since inception. No value was assigned to this transfer.

•	Robert Stopanio and Teresa Stopanio are the Managers of Scorpion Real Estate Investments of Broward County, LLC, a Florida member managed limited liability company formed in June 2007. The Company is the sole member of this entity that holds title to the Company’s principle facility and property located at 3000 SW 4th Avenue, Fort Lauderdale, Broward County, Florida.

•	Robert Stopanio and Teresa Stopanio are the Managers of Scorpion Real Estate Investments of Marion County, LLC, a Florida member managed limited liability company formed in June 2007. The Company is the sole member of this entity that holds title to the Company’s expansion facility and property located at 5417 NW 44th Avenue, Ocala, Florida 34482.

•	Robert Stopanio and Teresa Stopanio are the Managers and sole members of Blue Thunder Engines, LLC, a Florida limited liability company (“BTE”) doing business as Blue Thunder Racing Engines. Blue Thunder was organized in August 2002 and is in the business of designing marine racing engines and components. Blue Thunder shares space with the Company but maintains separate operations, staff, assets and accounting.

•	Robert Stopanio and Teresa Stopanio are the sole officers, directors and shareholders of BTE, Inc., a Florida corporation doing business as “Eternal Leasing” and “Scorpion Racing Engines”. BTE is currently not conducting operations.

Item 13. Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of Scorpion Performance, Inc., dated April 16, 2004(1).

3.2	Amendment to Articles of Incorporation of Scorpion Performance, Inc., dated April 20, 2004.(1)

3.3	Amendment to Articles of Incorporation of Scorpion Performance, Inc., dated October 10, 2007.(1)

3.4	Bylaws of Scorpion Performance, Inc.(1)

4.1	Form of Common Stock Certificate(1)

4.2	Form of Unit Purchase Option Agreement(2)

10.4	2007 Scorpion Performance, Inc. Equity Incentive Plan(1)

10.5	Lock Up Agreement between Robert and Teresa Stopanio and Scorpion Performance, Inc. dated August 28, 2007.(1)

10.6	Lock Up Agreement between Yali Golan and Scorpion Performance, Inc. dated August 28, 2007.(1)

21	Subsidiaries(1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Form 10-SB, (SEC File No. 000-52859) filed on October 12, 2007.

(2)	Filed as an exhibit to Amendment 1 to Form 10-SB, (SEC File No. 000-52859) filed on February 11, 2008.

Item 14. Principal Accounting Fees and Services.
Jewett, Schwartz, Wolfe & Associates LLP., (“JSW”) has served as our independent registered public accounting firm since 2000, and specifically as our independent auditor for the periods ended December 31, 2007,2006 and 2005. JSW was selected by our President as our independent registered public accounting firm for the fiscal year ended December 31, 2007, and year ended December 31, 2006.
Our President is responsible for pre-approving all audit and permissible non-audit services provided by JSW. Our President, as Principal Executive Officer has concluded that the non-audit services provided by JSW are compatible with maintaining auditor independence. In 2007, no fees were paid to JSW pursuant to the “de minimus” exception to the pre-approval policy permitted under the Exchange Act.
Audit Committee’s Pre-Approval Policies
Currently the Company has not yet established an Audit Committee. It is the Company’s policy that all audits, audit-related, tax and any other non-audit service to be performed by the Company’s Independent Registered Public Accounting Firm must be pre-approved by the President. Approval is currently performed by the President as Principal Executive Officer. The Controller is charged with the responsibility of monitoring performance and completion of services. It is the Company’s policy that all such services be pre-approved prior to commencement of the engagement. The Controller is also required to pre-approve the estimated fees for such services, as well as any subsequent changes to the terms of the engagement.
For the fiscal years ended December 31, 2007 and 2006, the fees for services provided by JSW were as follows:

	2007	2006
Audit fees (1)	$72,000	$38,110
Audit-related fees (2)	—
Tax fees (3)	—	—
All other fees	6,800	—
	$78,800	$38,110

(1)	Audit fees: Fees for the professional services rendered for the audit of our annual financial statements, review of financial statements and services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees: Fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees: Fees for professional services rendered with respect to tax compliance, tax advice and tax planning. This includes preparation of tax returns, claims for refunds, payment planning and tax law interpretation.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 31, 2008.

Scorpion Performance, Inc.
By:	/s/ Robert Stopanio
Robert Stopanio
President and Principal Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stopanio Robert Stopanio	President and Principal Executive Officer	March 31, 2008
/s/ Karen Rodgers Karen Rodgers	Controller and Principal Financial Officer	March 31, 2008

Scorpion Performance, Inc.
FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm
To the board of directors and stockholders
of Scorpion Performance, Inc.
We have audited the accompanying balance sheets of Scorpion Performance, Inc. as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scorpion Performance, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.
/s/ Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
March 28, 2008

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$1,827,951	$1,701,224
Accounts receivable, net of allowance for doubtful accounts	185,644	237,147
Inventories	1,574,734	1,182,829
Other receivables	14,186	13,149

Total current assets	3,602,515	3,134,349

Property and Equipment, net	6,068,917	3,694,727

Total Assets	$9,671,432	$6,829,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$113,818	$85,126
Notes payable-current portion	—	41,727

Total current liabilities	113,818	126,853

Notes payable, net of current portion	—	134,858

Total Liabilities	113,818	261,711

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $.0001 per share, 10,000,000 shares authorized, none issued and outstanding at December 31, 2007 and 2006	—	—

Common stock, par value $.0001 per share, 100,000,000 authorized, 33,198,658 and 29,446,703 issued and outstanding at December 31, 2007 and 2006, respectively	3,320	2,945
Additional paid in capital	16,186,936	10,772,380
Accumulated deficit	(6,632,642)	(4,207,960)

Total stockholders’ equity	9,557,614	6,567,365

Total Liabilities and Stockholders’ Equity	$9,671,432	$6,829,076

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended

	December 31,
	2007	2006
Revenues, net	1,929,068	$1,949,729

Cost of sales	1,283,722	1,115,192

Gross profit	645,346	834,537

Expenses:
Salaries and employee benefits	743,324	805,983
General and administrative	1,319,809	850,024
Research and development	332,002	247,130
Selling and marketing Expenses	725,353	140,772
(Gain) Loss on sale of equipment	(32,750)	—

Total operating expenses	3,087,738	2,043,909

Net loss from operations	(2,442,392)	(1,209,372)

Other income (expense):
Impairment loss	—	(122,296)
Interest income	25,543	—
Interest expense	(7,833)	(130,249)

Total other income (expense)	17,710	(252,545)

Net loss	(2,424,682)	(1,461,917)

Weighted average shares outstanding - Basic and Diluted	31,410,012	26,351,111

Loss per share - Basic and Diluted	$(0.08)	$(0.06)

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, and 2007

	Common stock
	100,000,000 shares authorized		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2005	25,948,481	$2,594	$4,435,064	$(2,746,043)	1,691,615

Issuance of common stock	3,498,222	351	8,314,462	—	8,314,813
Less: Issuance costs	—	—	(3,999,956)	—	(3,999,956)
Sale of unit purchase options	—	—	2,022,810	—	2,022,810
Net Loss	—	—	—	(1,461,917)	(1,461,917)

Balance, December 31, 2006	29,446,703	$2,945	$10,772,380	$(4,207,960)	$6,567,365

Issuance of common stock	3,751,955	375	7,062,812	—	7,063,187
Less: Issuance costs	—	—	(5,364,074)	—	(5,364,074)
Sale of unit purchase options	—	—	3,715,818	—	3,715,818
Net Loss	—	—	—	(2,424,682)	(2,424,682)

Balance December 30, 2007	33,198,658	$3,320	$16,186,936	$(6,632,642)	$9,557,614

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended

	December 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(2,424,682)	$(1,461,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352,128	300,124

Changes in Operating Assets and Liabilities:
Accounts receivable	51,503	(90,944)
Inventories	(391,905)	(329,935)
Other receivable	(1,037)	(4,080)
Accounts payable and accrued expenses	28,692	38,576

Net cash used in operating activities	(2,385,301)	(1,548,176)

Cash Flows from Investing Activities:
Deposits on equipment	—	98,792
Purchase of property and equipment	(2,726,318)	(733,565)
Investment	—	—

Net cash used in investing activities	(2,726,318)	(634,773)

Cash Flows from Financing Activities:
Repayments of notes payable	(176,585)	(2,909,958)
Proceeds from notes payable	—	—
Issuance of common stock	7,063,187	8,314,462
Issuance costs	(5,364,074)	(3,999,956)
Sales of unit purchase options	3,715,818	2,022,810

Net cash provided by financing activities	5,238,346	3,427,358

Net Decrease in Cash	126,727	1,244,409

Cash, Beginning of Year	1,701,224	456,815

Cash, End of Year	$1,827,951	$1,701,224

Supplemental Disclosures:
Cash paid for interest	$7,833	$130,249

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Scorpion Performance, Inc. (the “Company”) was incorporated in Florida on December 17, 1999, for the initial purpose of manufacturing high-grade rocker arms for high performance automobiles. From rocker arms, we have branched into a full service high performance parts and components manufacturing firm. We currently design and manufacture a variety of branded and private label high performance automotive products and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket. We are also developing other manufacturing and service capabilities to enhance our automotive parts business which includes in-house anodizing services to produce high-end finished products for a variety of uses in the automotive and medical and photographic imaging industries.

Principles of Consolidation

The consolidated financial statements include the accounts of Scorpion Performance, Inc., and its wholly owned operating subsidiaries Anodize, LLC; Scorpion Real Estate Investments of Broward County, LLC and Scorpion Real Estate Investments of Marion County, LLC, along with its wholly owned non-operating subsidiaries Manure Packing Systems, LLC, World Waste Management, LLC, Scorpion Racing, Inc. and Scorpion Rockers, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2006 results to conform to the presentation used in 2007.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following four criteria are met:

(1)	Persuasive evidence of an arrangement exists,

(2)	Delivery has occurred or services have been rendered,

(3)	The seller’s price to the buyer is fixed or determinable, and

(4)	Collectibility is reasonably assured.

The Company recognizes revenue upon shipment of products to their customers.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2007 and 2006, cash and cash equivalents included cash on hand and cash in the bank.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2007 and 2006, the provision for doubtful accounts was approximately $0 for both years.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Company periodically evaluates the carrying value of its inventories. The Company also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

Property and Equipment

Property and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Expenditures for repairs and maintenance of property and small tools are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Deferred income taxes are provided based on the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards

(SFAS) No. 109, “Accounting for Income Taxes” (SFAS 109), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2005. In 2003, the Company was a subchapter S corporation whereby the income of the corporation was reported on the personal income tax returns of the shareholders. In 2004 the election to be treated as a subchapter S corporation was revoked due to the change in corporate structure.

Advertising

Advertising costs are expensed as incurred and included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $412,057 and $41,598 during 2007 and 2006, respectively.

Research and Development

Costs are expensed as incurred. Research and development expense for the periods ended December 31, 2007 and 2006 were $332,002 and $247,130 respectively.

Product Warranty

The Company’s product warranty limits its exposure to replacement parts for defects in the manufacturing process. The Company’s precision robotic manufacturing process by design mitigates manufacturing defects. Accordingly, the cost associated with product warranty has historically been immaterial. As a result, the Company records product replacement costs as incurred.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

At December 31, 2007 and 2006, the Company had cash deposits which exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions, which the Company believes limits these risks.

The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an appropriate allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

Impairment of Intangibles

We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting our average cost of capital, or other appropriated methods of determining fair value. In 2006 the Company had an impairment loss on patents in the amount of $122,296. In 2007 the Company had no impairment loss.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, trade receivables. The carrying amount of these financial instruments has been estimated by management to approximate fair value.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our manufacturing equipment, cost of maintenance of robotic equipment, economic benefit of R&D generated improvements in our manufacturing equipment and processes, our marketing initiatives ability to generate sufficient business to support expand production capacity, potential inventory requirements as well as obsolescence and our net operating loss for tax purposes. It is reasonably possible that these estimates will change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluation the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

Accounting for rental costs incurred during a construction period

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effects of prior year misstatements when quantifying misstatements in the current year financial statements

In September 2006, the Security Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

FSP FAS 123(R)-5

FSP SFAS 123(R)-5 was issued on October 10, 2006. The FSP SFAS 123(R)-5 provides that instruments that were originally issued as employee compensation and then modified for which modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP SFAS 123(R)-5 shall be applied in the first reporting period beginning after the date the FSP SFAS 123(R)-5 is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

Share-Based Payments

On December 21, 2007 the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 110 (SAB 110), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R). This Statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.

Accounting for Income Taxes

SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets”, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No. 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS No. 159.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	PROPERTY AND EQUIPMENT

	Estimated	December 31,
	Useful Lives
	(Years)	2007	2006
Land		$974,785	$473,940

Building	39	2,167,090	1,237,567

Furniture, fixtures and equipment	5-10	4,790,792	3,708,125

Total		$7,932,667	$5,419,632

Less accumulated depreciation		1,863,750	1,724,904

Total		$6,068,917	$3,694,727

Depreciation expense for the years ended December 31, 2007 and 2006 totaled $352,127 and $300,124 respectively.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	NOTES PAYABLE

The Company’s long-term debt at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Non-interest bearing note payable to a related party due on demand. This note was paid in December 2006	$—	$—

Note payable from the 2005 purchase of the land and building from which the company operates. Monthly payments of principal and interest of $10,616 are payable through March 2008 at an interest rate of 7.472% per year; thereafter, the interest will be recalculated quarterly at prime plus 1% through approximately March 2030. At December 31, 2005 the rate would be 8.25%. This note was paid in September 2006.	—	—

Notes payable for purchase of certain machinery and equipment. Payment terms required an initial payment of $66,000 with monthly principal payments of $6,228 through approximately August 2009. Interest accrues under this note at a rate of 9% per year. This note was paid in June 2007.	—	176,585

Lease payable from the 2005 purchase of certain machinery and equipment. Payment terms required an initial payment of $10,609 with monthly principal payments of $1,960 through approximately October 2009. Interest accrues under this note at a rate of approximately 4.25% per year. This lease was paid in May 2006.	—	176,585

Unsecured 13% note payable for purchase of certain machinery and equipment. This note was paid in February 2006.	—	—

	$—	$176,585

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	NOTES PAYABLE (Continued)

The Company has repaid all of its long-term debt.

NOTE 4.	INCOME TAXES

At December 31, 2007 and 2006 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 40.5% that is offset by a full valuation allowance. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2007. The valuation allowance increased $982,000 to $2,063,000 in 2007 and $592,000 to $1,081,000 in 2006, primarily because of the Company’s inability to utilize net operating losses. The significant components of the deferred tax asset at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Deferred tax assets:
Operating loss carryovers	$982,000	$592,000

Deferred tax asset	982,000	592,000

Valuation allowance	(982,000)	(592,000)

Net deferred tax	$—	$—

At December 31, 2007 we had a net operating loss carry forward of approximately $5,111,000 that will expire between 2020 through 2027.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	EQUITY

Common Stock — Throughout 2007 and 2006, the Company sold 3,751,955 and 3,498,222 shares of its common stock, respectively, in a series of individual transactions to foreign investors priced between $1.00 and $3.00 in 2007 and $1.00 and $3.00 in 2006, for a total of $7,063,187 in 2007 and $8,314,813 in 2006, less commissions and finders fees in the aggregate amount of $5,364,074 in 2007 and $3,999,956 in 2006. The placement of common stock is currently open and is intended to meet the exemptions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The funds received have been used for operational purchases and equipment purchases.

Unit Purchase Options — In 2005, we began selling unit purchase options to existing non-U.S. shareholders for acting as finders and introducing investors to the Company. Each Unit consists of two shares of common stock exercisable at $1.00 per share until December 31, 2008. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The Company sold 7,431,634 Unit Purchase Options to existing shareholders at a price of $.50 per Unit for a total of $3,715,818 in 2007 and 4,045,619 Unit Purchase Options for a total of $2,022,810 in 2006. The funds received from the sale of the Unit Purchase Options have been used for operational purposes and equipment purchases.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	SUBSIDIARIES

Anodized, LLC — In January 2004, the Company acquired all of the membership interests of Anodize, LLC , from Robert and Teresa Stopanio, the sole managers and members. As consideration, we assumed certain debts and start up costs of approximately $10,366, recorded at their historic recorded value.

Scorpion Real Estate Investments of Broward County, LLC — In June 2007, the company formed Scorpion Real Estate Investments of Broward County, LLC, a Florida limited liability company (“SREIBC”) that holds title to the Company’s principle facility in Broward County, Florida.

Scorpion Real Estate Investments of Marion County, LLC — In June 2007, the Company also formed Scorpion Real Estate Investments of Marion County, LLC, (“SREIMC”) to hold title to the Company’s expansion facility located outside of Ocala in Marion County, Florida.

Manure Packing Systems, LLC, a Florida limited liability company (“MPS”) was formed in February 2006. We acquired 100% of the membership interests of Manure Packing Systems, LLC in February 2006 from Robert and Teresa Stopanio, the sole managers and members. As consideration, we assumed start up costs and patent acquisition costs of approximately $225,000. In June 2007, we acquired a patent and intend to design and manufacture a heavy duty, industrial compacting machine that compresses and sanitarily bales horse manure. We do not expect this subsidiary to become operational in the near future, nor will it require additional financing or resources from the Company.

World Waste Management, LLC, a Florida limited liability company (“WWM”), formed in May 2006. Through this subsidiary we intend to develop a biofuel product and are currently evaluating possible commercial applications of the technology. We anticipate that the products and processes contemplated by the operations of this subsidiary will not be commercially viable for the next several years and cannot predict when or if this subsidiary will become commercially operational. We expect to expend $50,000 on research and development over the next twelve months. We may require additional financing until such time as this subsidiary becomes commercially operational.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scorpion Racing, Inc. (“SRace”) and Scorpion Rockers, Inc. (“SRock”), both entities were incorporated in Florida in 2001 for the purpose of reserving the corporate names and preventing competitors from incorporating in the state of Florida under a similar “Scorpion” names. In October 2007, Robert and Teresa Stopanio assigned 100% of the ownership interests of each of Scorpion Racing, Inc. and Scorpion Rockers, Inc. to the Company. Both entities are current in their annual report filings and have conducted no business since inception. No value was assigned to this transfer.

NOTE 7.	CONTINGENCIES and COMMITMENTS

British American Insurance Company (Trinidad) Limited, a company incorporated pursuant to the laws of Trinidad and Tobago v. Robert Stopanio, Teresa Stopanio, Blue Thunder Racing Engines, LLC, Blue Thunder Racing Engines and Scorpion Performance, Inc., Case No. CACE07008295 filed in the 17th Circuit Court for and in Broward County, Florida in April 2007. British American alleges breach of contract in connection with repair work for marine racing engines and is seeking compensatory damages and interest in excess of $50,000. This matter is pending. Management asserts that it will prevail in this matter and accordingly no loss provision has been recorded.

Leonard Codomo v. Scorpion Performance, Inc., Yali Golan and Robert Stopanio, Case No. CACE0420144 filed in the 17th Circuit Court for and in Broward County, Florida in December 2004. Codomo alleges breach of contract and unjust enrichment in connection with the delivery of rocker arm equipment valued at $180,000 plus interest. This matter is pending. Management asserts that it will prevail in this matter and accordingly no loss provision has been recorded.

Manure Packing Systems. LLC v. Carl Del Spino, Case No. CACE06-015650(12) filed in the 17th Circuit Court for and in Broward County, Florida in October 2006. Our subsidiary filed this action against Del Spino for breach of contract in connection with the purchase of the manure waste packaging patent. In June 2007, the Court issued an order requiring the seller to comply with the terms of the purchase agreement and to assign the patent application to MPS. The assignment was filed with the United States Patent and Trademark Office on June 12, 2007. This matter is currently pending determination on the matter of damages. Management asserts that it will prevail in this matter and accordingly no loss provision has been recorded.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	SEGMENT REPORTING

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company determined that did not have any separately reportable operating segments as of December 31, 2007 or 2006.