Form 10-Q
period 2008-03-31
SCORPION PERFORMANCE, INC.
filed 2008-05-15
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to

Scorpion Performance, Inc.
(Exact name of registrant as specified in its charter)

Florida	000-52859	65-0979606
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)
3000 SW 4th Avenue, Fort Lauderdale, Florida 33315
(Address of Principal Executive Office) (Zip Code)
(954) 779-3600
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 34,680,625 common shares outstanding at April 30, 2008.

SCORPION PERFORMANCE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,821,397	$1,827,951
Accounts receivable, net of allowance for doubtful accounts	334,674	185,644
Inventories	1,400,973	1,574,734
Other receivables	24,979	14,186

Total current assets	3,582,023	3,602,515

Property and Equipment, net	6,174,243	6,068,917

Total Assets	$9,756,266	$9,671,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$65,735	$113,818

Total current liabilities	65,735	113,818

Total Liabilities	65,735	113,818

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $.0001 per share, 10,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, par value $.0001 per share, 100,000,000 authorized, 34,383,095 and 33,198,658 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	3,439	3,320
Additional paid in capital	16,816,261	16,186,936
Accumulated deficit	(7,129,169)	(6,632,642)

Total stockholders’ equity	9,690,531	9,557,614

Total Liabilities and Stockholders’ Equity	$9,756,266	$9,671,432

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues, net	$910,293	$632,192

Cost of sales	(583,958)	(574,631)

Gross profit	326,335	57,561

Expenses:
Salaries and employee benefits	116,499	185,304
General and administrative	475,170	153,891
Research and development	49,012	32,964
Selling and marketing Expenses	192,722	68,339

Total operating expenses	833,403	440,498

Other income (expense):
Interest income	10,546	5,220
Interest expense	(6)	(11,849)

Total other income (expense)	10,540	(6,629)

Net loss	$(496,528)	$(389,566)

Weighted average shares outstanding — basic and diluted	33,758,229	30,529,215

Loss per share — basic and diluted	$(0.01)	$(0.01)

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(496,528)	$(389,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,154	19,179

Changes in Operating Assets and Liabilities:
Accounts receivable	(149,030)	14,799
Inventories	173,761	(129,659)
Other receivable	(10,793)	5,720
Accounts payable and accrued expenses	(48,082)	82,581

Net cash used in operating activities	(352,518)	(396,946)

Cash Flows from Investing Activities:
Purchase of property and equipment	(283,480)	27,569

Net provided by (used in) investing activities	(283,480)	27,569

Cash Flows from Financing Activities:
Repayments of notes payable	—	(6,835)
Issuance of common stock	1,439,433	2,357,472
Issuance of unit purchase options	420,075	72,000
Issuance costs	(1,230,064)	(1,291,765)

Net cash provided by financing activities	629,444	1,130,872

Net Decrease in Cash	(6,554)	761,495

Cash, Beginning of Period	1,827,951	1,701,224

Cash, End of Period	$1,821,397	$2,462,719

Supplemental Disclosures:
Cash paid for interest	$6	$7,833

Cash paid for taxes	$—	$—

Non-Cash Investing and Financing Transactions:
None	$—	$—

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
Item 1. NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.
Company Background
Scorpion Performance, Inc. (the “Company”) is a Florida company established on December 17, 1999, for the initial purpose of manufacturing high-grad rocker arms for high performance automobiles. From rocker arms, we have branched into a full service high performance parts and components manufacturing firm. We currently design and manufacture a variety of branded and private label high performance automotive products and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket. We are also developing other manufacturing and service capabilities to enhance our automotive parts business which includes in-house anodizing services to produce high-end finished products for a variety of uses in the automotive and medical and photographic imaging industries.
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Scorpion Performance, Inc., and its wholly owned subsidiaries Anodize, LLC, Scorpion Real Estate Investments of Broward County, LLC, and Scorpion Real Estate Investments of Marion County, LLC, along with its wholly owned non-operating subsidiaries, Manure Packing Systems, LLC, Scorpion Racing, Inc. and Scorpion Rockers, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Basis of Accounting
The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure at the date of the financial statements and during the reporting period. The most significant of the estimates relates to third-party payer contractual allowances and the allowance for doubtful accounts. It is reasonably possible that these estimates will change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Recent Accounting Pronouncements
Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The adoption of FSP FAS 142-3 is not expected to have a material effect on its financial position, results of operations or cash flows.
Disclosure about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Business Combinations
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:
a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition.
Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Fair value measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
NOTE 2 — INVENTORY
Inventory is comprised of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Raw materials	$415,338	$647,068
Work-in-progress	331,134	539,446
Finished goods	654,501	388,220

	$1,400,973	$1,574,734

NOTE 3 — EQUITY
For the three months ending March 31, 2008 we raised a total of $1,859,508 of which $1,439,433 was generated through the sale of our common stock and $420,075 was generated through the sale of unit purchase options. For the year ended December 31, 2007 we raised a total of $10,779,005 of which $7,063,187 was generated through the sale of our common stock and $3,715,818 was generated through the sale of unit purchase options. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $1,230,064 in 2008 and $5,364,074 in 2007. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The funds received have been used for operational purposes and equipment purchases.
Common Stock — Throughout three months ended March 31, 2008 and the twelve months ended December 31, 2007, the Company issued 1,184,437 and 3,751,955 shares of its common stock, respectively, in a series of individual transactions to foreign investors priced between $1.00 and $3.00 in 2008 and $1.00 and $3.00 in 2007, for a total of $1,439,433 in 2008 and $7,063,187 in 2007.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
NOTE 3 — EQUITY (continued)
Unit Purchase Options — In 2005, we began selling unit purchase options to existing non-U.S. shareholders for acting as finders and introducing investors to the Company. Each Unit consists of two shares of common stock exercisable at $1.00 per share until December 31, 2008. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The Company sold 840,150, Unit Purchase Options to existing shareholders at a price of $.50 per Unit for a total of $420,075 in the three months ended March 31, 2008 and 7,431,634 Unit Purchase Options for a total of $3,715,818 in 2007.
NOTE 4 — COMMITMENTS and CONTINGENCIES
British American Insurance Company (Trinidad) Limited, a company incorporated pursuant to the laws of Trinidad and Tobago v. Robert Stopanio, Teresa Stopanio, Blue Thunder Racing Engines, LLC, Blue Thunder Racing Engines and Scorpion Performance, Inc., Case No. CACE07008295 filed in the 17th Circuit Court for Broward County, Florida in April 2007. British American alleges breach of contract in connection with repair work for marine racing engines and is seeking compensatory damages and interest in excess of $50,000. This matter is pending. Management asserts that it will prevail in this matter and accordingly no loss provision has been recorded.
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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
NOTE 5 — SUBSEQUENT EVENTS
On May 2, 2008, the Company entered into a Stock Purchase Agreement with a director and beneficial shareholder of the Company, to buy back 10,000,000 shares of the Company’s common stock held by the director and beneficial shareholder and his spouse, as joint tenants for an aggregate purchase price of $2,500,000. Under the terms of the Stock Purchase Agreement, the Company purchased the Shares at a price of $0.25 per Share with a cash purchase price of $500,000 and the balance of $2,000,000 in the form of a Note secured by and subject to a Mortgage and Security Agreement on the Company’s primary manufacturing facility and real property located in Broward County, Florida.
The Company will hold the Shares, representing approximately 30% of the issued and outstanding voting capital stock of the Company, in escrow until the Note is paid in full at which time, the Shares will be retired to the treasury of the Company. Until the Note is paid in full, the Company, or its designees, will control the voting rights of the Shares.
Under the terms of the Note executed on May 2, 2008, the Company will pay $2,000,000, together with 7% interest per annum payable monthly in an amount that would result in equal monthly payments being made until final payment of the remaining balance due on January 1, 2013 (the “Due Date”). There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement.
The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. The Company may also extend the Due Date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018.
The Note is secured by and subject to a Mortgage and Security Agreement on the Company’s primary manufacturing facility. Under the terms of the Mortgage and Security Agreement executed on May 2, 2008, the Company retains the rights to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice.
On or about April 25, 2008, Carl Del Spina filed a Third Party Summons on Counter Claim naming Scorpion Performance, Inc. as a third party counter defendant and resurrecting Case No. CACE06-015650(12) filed in the 17th Circuit Court for and in Broward County, Florida. As previously disclosed in our Form 10-SB filed on October 12, 2007, and amended in its entirety on February 11, 2008, our subsidiary, MPS, filed an action against Del Spina in October 2006 for breach of contract in connection with the purchase of a manure waste packaging patent. In June 2007, the Court issued an order requiring Mr. Del Spina to comply with the terms of the purchase agreement and to assign the patent application to MPS. The patent assignment was filed with the United States Patent and Trademark Office on June 12, 2007 and the matter remained dormant until Mr. Del Spina’s filing in April 2008 seeking damages in excess of $100,000. The Company believes Mr. Del Spina’s counter claim is without merit and will vigorously defend this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash. Please refer to Part II, Item 6 under “Liquidity and Capital Resources” and under “Risk Factors” contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 for additional discussion. Please also refer to our other filings with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.
Overview
Our Company. Scorpion Performance, Inc. (the “Company”) was incorporated in Florida on December 17, 1999, for the initial purpose of manufacturing high-grade rocker arms for high performance automobiles. A rocker arm is a pivoted lever used in an internal combustion engine to transfer the motion of the camshaft or pushrod to the valve stem that opens and closes the valves that let the air/fuel mixture into an engine and the exhaust gases out of the engine. From rocker arms, we have branched into a full service high performance parts and components manufacturing firm. We currently design and manufacture a variety of branded and private label high performance automotive products and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket. We are also developing other manufacturing and service capabilities to enhance our automotive parts business which includes in-house anodizing services to produce high-end finished products for a variety of uses in the automotive and medical and photographic imaging industries.

Our Products and Services. We manufacture rocker arms under both our own Scorpion brand and also to our customer’s specifications under their private label brands, using what we believe to be state of the art lathes, grinders, hydraulic “tombstone” fixtures and related machines. We start with bars of raw high-grade aluminum, that are stacked in a special magazine bar feeder that allows our operators to automatically feed the bars into a saw that cuts each bar to specification. Under our latest automation technology, the cut bars are fed into a series of machines that have been specially engineered by Scorpion engineers to cut, punch out and grind the bars into individual rocker arms. The rocker arms are then immersed in a series of solutions to anodize the rocker arms resulting in 16 colorful rocker arms bearing a distinctive laser-etched logo nestled in a “candy box” for shipment to a warehouse marketer.
Our Production Costs and Suppliers. Our principal raw materials are aluminum extrusion and specialty steel, which along with labor represent the largest components of our production costs. Prices for aluminum and steel have fluctuated over the years. A slow price increase began in 2006, but prices have remained steady during 2007. We anticipate that global demand for steel will continue to increase during 2008 due to demand in developing countries such as India and Thailand and industrial countries like China. The increases have not had an adverse impact on gross profit, as we are often able to pass a portion of price increases through to customers. We also sell scrap steel left over from our manufacturing processes at increased prices that allows us to further offset any price increase in raw material. We purchase raw material from 19 material suppliers, the largest is Temroc Metals, which represents approximately 21% of our materials purchases.
Scorpion has 43 full-time employees and 1 part-time employee. None of our employees are represented by a collective bargaining agreement. Management of Scorpion considers its relationship with its employees to be satisfactory.
Our Customers and Distribution. We sell our products through over 110 distributors and directly to OEM customers, of which one distributor accounts for approximately 27% of our revenue, and in the aggregate with four other distributors, accounts for over 50% of our annual revenue. All of our orders are open purchase orders from distributors most of which we have established long-term relationships and, generally, are processed, manufactured and delivered to the distributor within 10-12 days of receipt of the purchase order. We deliver or ship finished products directly to OEM customers. Our products are also distributed to aftermarket customers through a network of warehouse auto parts distributors.
Recent Developments
1)	On or about April 25, 2008, Carl Del Spina filed a Third Party Summons on Counter Claim naming Scorpion Performance, Inc. as a third party counter defendant and resurrecting Case No. CACE06-015650(12) filed in the 17th Circuit Court for and in Broward County, Florida. As previously disclosed in our Form 10-SB filed on October 12, 2007, and amended in its entirety on February 11, 2008, our subsidiary, MPS, filed an action against Del Spina in October 2006 for breach of contract in connection with the purchase of a manure waste packaging patent. In June 2007, the Court issued an order requiring Mr. Del Spina to comply with the terms of the purchase agreement and to assign the patent application to MPS. The patent assignment was filed with the United States Patent and Trademark Office on June 12, 2007 and the matter remained dormant until Mr. Del Spina’s filing in April 2008 seeking damages in excess of $100,000. The Company believes Mr. Del Spina’s counter claim is without merit and will vigorously defend this matter.

2)	On May 2, 2008, the Company entered into a Stock Purchase Agreement with Yali Golan, a director and beneficial shareholder of the Company, to buy back 10,000,000 shares of the Company’s common stock held by Mr. Golan and his spouse, Leslie Golan, as joint tenants for an aggregate purchase price of $2,500,000. The Company purchased the shares at a price of $0.25 per share with a cash purchase price of $500,000 and the balance of $2,000,000 in the form of a Note secured by and subject to a Mortgage and Security Agreement on the Company’s primary manufacturing facility and real property located in Broward County, Florida. The Company will hold the shares, representing approximately 30% of the issued and outstanding voting capital stock of the Company, in escrow until the Note is paid in full at which time, the shares will be retired to the treasury of the Company. The Company has the option of paying 7% interest per annum payable monthly to the Golans in an amount that would result in equal monthly payments being made until final payment of the remaining balance due on January 1, 2013; or the Company may pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the due date, at which time a balloon payment will be due. The Company may also extend the due date of the Note for one additional five-year period and if the Company opts to extend the Note, it will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments to the Golans in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018.

Until the Note is paid in full, the Company, or its designees, will control the voting rights of the shares. Robert and Teresa Stopanio, who jointly own 10,000,000 shares or approximately 30% of the voting stock of the Company, may, therefore, as officers of the Company, control the voting rights to an aggregate of 20,000,000 shares or approximately 60% of the voting capital stock of the Company.

As a condition of the stock buy back, Yali Golan tendered his resignation as director and officer of the Company, effective May 2, 2008. Until such time as a replacement is selected or the shareholders elect another director, Robert Stopanio shall serve as the Company’s sole director.

The foregoing description of the stock buy back was disclosed on Current Report on Form 8-K filed by us on May 6, 2008, and is qualified in its entirety by reference to the full text of the Stock Purchase Agreement, the Note, and the Mortgage and Security Agreement, attached as exhibits to the Form 8-K.
Critical Accounting Policies
For a discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. Our critical accounting policies have not changed materially since December 31, 2007.

New Accounting Pronouncements
Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized in the notes to our consolidated financial statements and below:
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements. The adoption of FSP FAS 142-3 is not expected to have a material effect on its financial position, results of operations or cash flows.
Disclosure about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.
Business Combinations
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:
a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition.
Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.

51” (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its consolidated results of operations and financial condition.
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
RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 (“2007 Form 10-KSB”) and the information set forth under Item 6 “Management’s Discussion and Analysis or Plan of Operations” of our 2007 Form 10-KSB.
Three Month Period Ended March 31, 2008 (Q108) Compared to Three Month Period Ended March 31, 2007 (Q107)
Net revenue increased $278,101 or 44% to $910,293 (Q108) from $632,192 (Q107). The increase was primarily the result of the continued addition of new distributors.
NET REVENUE BY PRODUCT OR SERVICE

Product or Service	Q1 2008			Q1 2007	Change

Product

Scorpion Brand	$250,776	28%	$218,354	35%	$32,422	15%

Private Label	$518,469	57%	$315,949	50%	$202,520	64%

Services
Anodizing Services	$75,124	8%	$57,326	9%	$17,798	31%

Medical	$65,924	7%	$40,563	6%	$25,361	63%

Net Revenue	$910,293	100%	$632,192	100%	$278,101	44%

Cost of sales decreased $9,327 or 1.6% to $583,958 (Q108) from $574,631 (Q107). The slight decrease was primarily due to reduction of certain inventory related costs. As a result of an increase in our sales, gross profit increased $268,744 or 466.9% to $326,335 (Q108) from $57,561 (Q107).
Total operating expenses increased $392,905 or 89.2% to $833,403 (Q108) from 440,498 (Q107). This change was primarily a result of the following:
•	Selling and marketing expenses increased $124,383 or 182%, due to an increase in advertising campaign focused on auto racing venues.

•	Research and development expenses increased $16,048 or 49%, due to timing of specific projects.

•	Salaries and benefits decreased $68,805 or 37%, due to an agreed reduction in officers’ salaries.

•	General and administrative expenses increased $321,279 or 209%, due to increased legal matters including defending lawsuits, new contracts and public company expenses.
Other Income (Expense) increased $17,169 or 259% to $10,540 income (Q108) from $6,629 expense (Q107). This change was primarily a result of an increase interest income as a result of earnings on invested cash supplemented by a decrease in interest expense as a result of repayment of debt.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our sources of cash are operations and sales of our equity securities.
Our cash flows from operations are derived primarily from the manufacture and distribution of high performance auto parts, essentially rocker arms. Cash flows from our anodizing services is dependent upon the revenue generated from third party customers. Anodizing services is primarily a component of our rocker arm manufacturing process which other manufacturers utilize from time to time for both automotive applications as well as non-automotive applications.
Our ability to access the equity capital markets is impacted by our current and anticipated financial results; our financial condition and conditions in the equity markets.
Our primary uses of cash are for research and development, construction costs and capital expenditures, including plant expansion and ongoing plant construction in Ocala, Florida. Other significant uses include operations, repayment of debt and pursuit of new business opportunities.
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

We have received funded subscriptions and unit purchase option agreements, less selling expenses and finder’s fees, as follows:
Table of funded subscriptions, less selling expenses

	Common Stock	Unit Purchase	Selling	Net
	Proceeds	Options	Expenses	Proceeds

2004	$2,990,929	$—	$1,457,905	$1,533,024
2005	4,461,120	786,110	2,344,596	2,902,634
2006	8,314,813	2,022,810	3,999,956	6,337,667
2007	7,063,187	3,715,818	5,364,074	5,414,931
2008	1,439,433	420,075	1,230,064	629,444
TOTAL	$24,269,482	$6,944,813	$14,396,595	$16,817,700

Cash Flows for the Three Months Ended March 31, 2008
Our cash and cash equivalents decreased $6,554 to $1,821,397 as of March 31, 2007 from $1,827,951 as of December 31, 2007.
Cash Flows from Operating Activities
Operating activities used net cash for the three months ended March 31, 2008 of $352,518. Net cash used reflects a net loss generated for the three months ended of approximately $496,528, adjusted by $178,154 for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects net changes in working capital items, which included a $149,030 increase in accounts receivable as a result of increased sales, a $10,793 increase in other receivables and a $48,082 decrease in accounts payable as a result of reduced purchases for inventory. These net changes in working capital items were partial offset by net cash provided by a $173,761 decrease in inventory as a result of drawing down existing inventories.
Cash Flows used in Investing Activities
Our investing activities used $283,480 in net cash during the three months ended March 31, 2008. Net cash used is composed entirely of $283,480 capital expenditures for the period.
Cash Flows from Financing Activities
Our financing activities provided net cash of $629,444 for the three months ended March 31, 2008. We raised approximately $1,439,433 and $420,075 through the sale of our common stock and unit purchase options, respectively, net of $1,230,064 in issuance costs.
Financial Position
Our total assets increased $84,834 to $9,756,266 as of March 31, 2008 from $9,671,432 as of December 31, 2007.
Our inventory decreased $173,761 to approximately $1,400,973 as of March 31, 2008 from $1,574,734 as of December 31, 2007 as a result of increased utilization of inventory due to increased sales.
Borrowings Outstanding
As of March 31, 2008, we had no outstanding borrowings.

Material Commitments, Expenditures and Contingencies
We had no outstanding purchase commitments to purchase raw materials as of March 31, 2008.
We believe that an additional $500,000 will be needed over the next 12 months to complete the construction and outfitting of the Ocala Facility necessary to make the facility operational.
Dividends
We have not paid any dividends.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Cash and cash equivalents. We do not believe we have any material exposure to market risk associated with our cash and cash equivalents.
Impact of rising fuel costs. We do not have any indications that fuel costs have significantly deterred the performance auto parts consumer. Rising fuel costs have however initiated a consolidation of the distribution of performance auto parts. Smaller distributors are exiting the market while larger national distributors are garnering the abandoned customers. Since our primary customers are the larger national distributors, our sales have increased during the quarter.
Item 4. Controls and Procedures.
See Item 4T.
Item 4T. Controls and Procedures.
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
For the period ending March 31, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was conducted by our Robert Stopanio, our President and Principal Executive Officer and Karen Rodgers, our Controller and Principal Financial Officer. Based upon their evaluation, they concluded that the Company’s disclosure controls and procedures are effective.
This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly Report.”

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
CHANGES IN INTERNAL CONTROLS
During the fiscal quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
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
1)	British American Insurance Company (Trinidad) Limited, a company incorporated pursuant to the laws of Trinidad and Tobago v. Robert Stopanio, Teresa Stopanio, Blue Thunder Racing Engines, LLC, Blue Thunder Racing Engines and Scorpion Performance, Inc., Case No. CACE07008295 filed in the 17th Circuit Court for and in Broward County, Florida in April 2007. British American alleges breach of contract in connection with allegedly defective repair work performed on two inboard marine racing engines and is seeking compensatory damages and interest in excess of $50,000. The Company believes the claim is without merit and continues to vigorously defend this matter..

2)	Leonard Codomo v. Scorpion Performance, Inc., Yali Golan and Robert Stopanio, Case No. CACE0420144 filed in the 17th Circuit Court for and in Broward County, Florida in December 2004. Plaintiff alleges breach of contract and unjust enrichment in connection with the delivery of a rocker arm machine and seeks damages of $110,000. The Company has filed a counterclaim alleging breach of contract and performance and is seeking damages in excess of $110,000.

3)	In connection with our Regulation S Offering during 2004, the Company was notified by securities regulators in each of New Zealand, the Netherlands, British Columbia, Australia, Finland and the United Kingdom that the Company had violated registration and prospectus requirements. In each case, without admitting or denying the allegations, the Company immediately ceased its selling activities, and in compliance with the foreign regulators requests, the Company agreed not to solicit investors in those jurisdictions until such time as the Company complied with the securities registration requirements under the respective laws of each jurisdiction. In April 2006, as a result of a warning posted on the Internet that the Company was not authorized by the Swedish Financial Supervisory Authority (“SFSA”) to provide financial services in Sweden, the Company immediately ceased its selling activities in Sweden. The Company has not sought to register a prospectus nor has not made offers or sales in any of the foregoing jurisdictions. Further, the Company is not aware of any further relief sought by any of the regulatory agencies in any of the foregoing jurisdictions.

Item 1A. Risk Factors.
There have been no material changes during the period ended March 31, 2008 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From January 1, 2008 through March 31, 2008, we raised a total of $1,859,508 of which $1,439,433 was generated through the sale of our common stock and $420,075 was generated through the sale of unit purchase options. For common stock sales, we issued 1,184,437 shares to foreign investors priced between $1.00 and $3.00. For Unit Purchase Options, we issued 840,150 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2008. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $1,230,064. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States.
Item 3. Defaults Upon Senior Securities.
NONE
Item 4. Submission of Matters to a Vote of Security Holders.
NONE.
Item 5. Other Information.
NONE.
Item 6. Exhibits.

Exhibit
Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company

32.1	Section 1350 Certification of Principal Executive Officer of the Company

32.2	Section 1350 Certification of Principal Financial Officer of the Company

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 15, 2008

Scorpion Performance, Inc.
By:	/s/ Robert Stopanio
Robert Stopanio
President and Principal Executive Officer

In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stopanio	President and Principal Executive Officer	May 15, 2008
/s/ Karen Rodgers	Controller and Principal Financial Officer	May 15, 2008