Form 10-Q
period 2008-06-30
SCORPION PERFORMANCE, INC.
filed 2008-08-14
CIK 1414792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 35,035,511 common shares outstanding at June 30, 2008.

SCORPION PERFORMANCE, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$1,193,358	$1,827,951
Accounts receivable, net of allowance for doubtful accounts	300,606	185,644
Inventories	1,536,236	1,574,734
Other current assets	191,950	14,186
Total current assets	3,222,150	3,602,515

Property and Equipment, net	6,626,686	6,068,917

Total Assets	$9,848,836	$9,671,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$187,015	$113,818
Notes payable - current portion	413,640	—
Total current liabilities	600,655	113,818

Notes Payable, less current portion	1,516,681	—

Total Liabilities	2,117,336	113,818

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $.0001 per share,
10,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, par value $.0001 per share,
100,000,000 authorized, 35,035,511 and 33,198,658 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3,504	3,320
Additional paid in capital	17,815,949	16,186,936
Accumulated deficit	(7,587,953)	(6,632,642)
Treasury stock, at cost, 10,000,000 shares	(2,500,000)	—
Total stockholders' equity	7,731,500	9,557,614

Total Liabilities and Stockholders’ Equity	$9,848,836	$9,671,432

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Revenues, Net	$817,443	$453,099	$1,727,736	$1,085,290

Cost of sales	(454,557)	(437,322)	(1,038,515)	(1,011,953)

Gross profit	362,886	15,777	689,221	73,337

Expenses:
Selling and marketing expenses	196,245	132,675	388,967	201,014
Research and development	47,181	89,116	96,193	122,080
Salaries and employee benefits	99,990	30,114	216,489	215,418
General and administrative	473,462	171,709	948,632	334,100
(Gain)Loss on sale of equipment	—	(35,000)	—	(35,000)
Total operating expenses	816,878	388,614	1,650,281	837,612

Other Income (Expense):
Interest income	6,877	8,325	17,423	13,545
Interest expense	(11,669)	4,142	(11,675)	(7,707)
Total other income (expense)	(4,792)	12,467	5,748	5,838

Net Loss	$(458,784)	$(360,370)	$(955,312)	$(758,437)

Weighted average shares outstanding -
basic and diluted	34,771,507	31,206,474	34,258,288	30,462,305

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(955,312)	$(758,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308,827	220,580

Changes in operating assets and liabilities:
Accounts receivable	(114,962)	51,305
Inventories	38,498	(528,987)
Other current assets	(177,764)	(4,822)
Accounts payable and accrued expenses	73,197	163,194
Net Cash Used In Operating Activities	(827,516)	(857,167)

Cash Flows from Investing Activities:
Deposits on equipment	—	(191,453)
Purchase of property and equipment	(866,596)	(256,944)
Net Cash Provided By (Used In) Investing Activities	(866,596)	(448,397)

Cash Flows from Financing Activities:
Issuance of notes payable	—	—
Repayment of notes payable	(69,678)	(176,585)
Issuance of common stock	2,783,166	2,936,212
Purchase of common stock for treasury	(500,000)	—
Issuance of unit purchase options	795,600	1,491,210
Issuance costs	(1,949,569)	(1,942,471)
Net Cash Provided By Financing Activities	1,059,519	2,308,366

Net Decrease in Cash	(634,593)	1,002,802

Cash, Beginning of Period	1,827,951	1,701,224

Cash, End of Period	$1,193,358	$2,704,026

Supplemental Disclosures:
Cash paid for interest	$11,676	$7,707
Cash paid for taxes	$—	$—

Non-Cash Investing and Financing Transactions:
Issuance of debt to purchase common shares for treasury	$2,000,000	$—

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

Terms and Definitions

Company	Scorpion Performance, Inc. and subsidiaries
APB	Accounting Principles Board
ARB	Accounting Review Board
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
FIFO	First-in, First-out
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Scorpion Performance, Inc., and it’s wholly owned operating subsidiaries Anodize, LLC; Scorpion Real Estate Investments of Broward County, LLC and Scorpion Real Estate Investments of Marion County, LLC along with its wholly owned non-operating subsidiaries, Manure Packing Systems, LLC; World Waste Management, LLC; Scorpion Racing, Inc. and Scorpion Rockers, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2007 results to conform to the presentation used in 2008.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At June 30, 2008 and December 31, 2007 the Company had cash deposits which exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions, which the Company believes limits these risks.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the FIFO method. To ensure inventories are carried at the lower of cost or market, the Company periodically evaluates the carrying value of its inventories. The Company also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

Property and Equipment

Property and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Expenditures for repairs and maintenance of property and small tools are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of SAB No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following four criteria are met:

(1)	Persuasive evidence of an arrangement exists,
(2)	Delivery has occurred or services have been rendered,
(3)	The seller’s price to the buyer is fixed or determinable, and
(4)	Collectability is reasonably assured.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock". EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS 161 on the Company’s consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS 141(R) “Business Combinations”. This Statement replaces the original SFAS 141. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends the original ARB 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

Share-Based Payments

On December 21, 2007 the SEC staff issued SAB 110, which, effective January 1, 2008, amends and replaces SAB 107, “Share-Based Payment”. SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS 123(R), Share-Based Payment. Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in SAB 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The adoption of SAB 110 is not expected to have a material effect on its financial position, results of operation or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115”, which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 2 – INVENTORY

	June 30,2008	December 31,2007
	(Unaudited)	(Audited)
Raw materials	$469,101	$647,068
Work-in-progress	807,995	539,446
Finished goods	259,140	388,220
	$1,536,236	$1,574,734

NOTE 3 – PROPERTY and EQUIPMENT

		June 30,2008	December 31,2007
		(Unaudited)	(Audited)
Land		$974,785	$974,785
Building	39 yrs	2,167,090	2,167,090
Furniture, fixtures and equipment	5-10 yrs	5,641,366	4,790,792
Total		$8,783,241	$7,932,667
Less accumulated depreciation		2,156,555	1,863.750
Total		$6,626,686	$6,068,917

Depreciation expense for the six months ended June 30, 2008 and 2007 was $308,827 and $39,704, respectively.

NOTE 4 – NOTES PAYABLE

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 4 – NOTES PAYABLE (Continued)

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

NOTE 5 – EQUITY

For the six months ending June 30, 2008 we raised a total of $3,578,766 of which $2,783,166 was generated through the sale of our common stock and $795,600 was generated through the sale of unit purchase options. For the year ended December 31, 2007 we raised a total of $10,779,005 of which $7,063,187 was generated through the sale of our common stock and $3,715,818 was generated through the sale of unit purchase options. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $1,949,569 in 2008 and $5,364,074 in 2007. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The funds received have been used for operational purposes and equipment purchases.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 5 – EQUITY (Continued)

Common Stock – Throughout the six months ended June 30, 2008 and the twelve months ended December 31, 2007, the Company issued 1,836,853 and 3,751,955 shares of its common stock, respectively, in a series of individual transactions to foreign investors priced between $1.00 and $ 3.00 in 2008 and $1.00 and $3.00 in 2007, for a total of $2,783,166 in 2008 and $7,063,187 in 2007.

Unit Purchase Options - In 2005, we began selling unit purchase options to existing non-U.S. shareholders for acting as finders and introducing investors to the Company. Each Unit consists of two shares of common stock exercisable at $1.00 per share until December 31, 2008. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The Company sold 1,591,200, Unit Purchase Options to existing shareholders at a price of $.50 per Unit for a total of $795,600 in the six months ended June 30, 2008 and 7,431,634 Unit Purchase Options for a total of $3,715,818 in 2007.

NOTE 6 – COMMITMENTS and CONTINGENCIES

Ocala Facility contruction. The Company estimates that an additional $500,000 will be needed over the next 12 months to complete the construction and outfitting of the Ocala Facility necessary to make the facility operational. Due to significant unforseen expenses incurred in the process of completing the retrofitting of our facility, particularly associated with electrical systems, window installations and HVAC systems, we expanded our previous estimate of completion costs. Consequently, we have revised our estimates of future costs necessary to make the facility operational to reflect and additional $500,000.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 6 – COMMITMENTS and CONTINGENCIES (Continued)

Leonard Codomo v. Scorpion Performance, Inc., Yali Golan and Robert Stopanio, Case No. CACE0420144 filed in the 17th Circuit Court for and in Broward County, Florida in December 2004. Codomo alleges breach of contract and unjust enrichment in connection with the delivery of rocker arm equipment valued at $180,000 plus interest. This matter was settled on May 16, 2008 for $75,000.

Manure Packing Systems. LLC v. Carl Del Spina, Case No. CACE06-015650(12) filed in the 17th Circuit Court for and in Broward County, Florida in October 2006. Our subsidiary filed this action against Del Spina for breach of contract in connection with the purchase of the manure waste packaging patent. In June 2007, the Court issued an order requiring the seller to comply with the terms of the purchase agreement and to assign the patent application to MPS. The assignment was filed with the United States Patent and Trademark Office on June 12, 2007. This matter is currently pending determination on the matter of damages. Management asserts that it will prevail in this matter and accordingly no loss provision has been recorded.

Notifications by Foreign Securities Regulators, In connection with our Regulation S Offering during 2004, the Company was notified by securities regulators in each of New Zealand, the Netherlands, British Columbia, Australia, Finland and the United Kingdom that the Company had violated registration and prospectus requirements. In each case, without admitting or denying the allegations, the Company immediately ceased its selling activities, and in compliance with the foreign regulators requests, the Company agreed not to solicit investors in those jurisdictions until such time as the Company complied with the securities registration requirements under the respective laws of each jurisdiction. In April 2006, as a result of a warning posted on the Internet that the Company was not authorized by the Swedish Financial Supervisory Authority (“SFSA”) to provide financial services in Sweden, the Company immediately ceased its selling activities in Sweden. The Company has not sought to register a prospectus nor has not made offers or sales in any of the foregoing jurisdictions. Further, the Company is not aware of any further relief sought by any of the regulatory agencies in any of the foregoing jurisdictions.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 6 – COMMITMENTS and CONTINGENCIES (Continued)

Carl Del Spina Counter Claimant v. Scorpion Performance, Inc., Counter Defendant, resurrecting Case No. CACE06-015650(12) filed in the 17th Circuit Court for and in Broward County, Florida. On or about April 25, 2008 Carl Del Spina filed a Third Party Summons on Counter Claim naming Scorpion Performance, Inc. as a third party counter defendant and resurrecting Case No. CACE06-015650(12) filed in the 17th Circuit Court for and in Broward County, Florida. As previously disclosed in our form 10-SB filed on October 12, 2007, and amended in its entirety on February 11, 2008, our subsidiary, MPS, filed an action against Mr. Del Spina in October 2006 for breach of contract in connection with the purchase of a manure waste packaging patent. In June 2007, the Court issued an order requiring Mr. Del Spina to comply with the terms of the purchase agreement and assign the patent application to MPS. The patent assignment was filed with the United States Patent and Trademark Office on June 12, 2007 and the matter remained dormant until Mr. Del Spina’s filing in April 2008 seeking damages in excess of $100,000. The Company believes Mr. Del Spina’s counter claim is without merit and will vigorously defend this matter and accordingly no loss provision has been recorded.

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

None.

Critical Accounting Policies

For a discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. Our critical accounting policies have not changed materially since December 31, 2007.

The following terms and definitions are commonly used throughout this filing.

APB	Accounting Principles Board
ARB	Accounting Review Board
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards

New Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized in the notes to our consolidated financial statements and below:

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements. The adoption of FSP FAS 142-3 is not expected to have a material effect on its financial position, results of operations or cash flows.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS 161 on the Company’s consolidated financial statements.

Business Combinations

In December 2007, the FASB SFAS 141(R) “Business Combinations” . This Statement replaces the original FASB 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

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

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” . This Statement amends the original ARB 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

Share-Based Payments

On December 21, 2007 the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 110 (SAB 110), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The adoption of SAB 110 is not expected to have a material effect on its financial position, results of operation or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115”, which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair value measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

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

Three Months Ended June 30, 2008 (Q208) Compared to Three Months Ended June 30, 2007 (Q207)

Net revenue increased $364,344 or 80.4% to $817,443 (Q208) from $453,099 (Q207). The increase was the result of the continued addition of new distributors for branded rocker arms, fulfillment of new orders for private label rocker arms attributed to an expanded arrangement with a distributor and an increase in orders for anodizing services, particularly for medical equipment.

NET REVENUE BY PRODUCT OR SERVICE

Product or Service	Q2 2008		Q2 2007		Change

Product
Scorpion Brand	$295,961	36%	$199,801	44%	$96,160	48%

Private Label	$396,418	48%	$194,709	43%	$201,709	104%

Services
Anodizing Services	$45,500	6%	$28,427	6%	$17,073	60%

Medical	$79,564	10%	$30,162	7%	$49,402	164%

Net Revenue	$817,443	100%	$453,099	100%	$364,344	80%

Cost of sales increased $17,235 or 3.9% to $454,557 (Q208) from $437,322 (Q207). The slight increase was primarily due to reduction of certain inventory related costs. As a result of an increase in our sales, gross profit increased $347,109 or 2,200.1% to $362,886 (Q208) from $15,777 (Q207).

Total operating expenses increased $428,264 or 110.2% to $816,878 (Q208) from $388,614 (Q207). This change was primarily a result of the following:

•

Selling and marketing expenses increased $63,570 or 47.9%, due to an increase in advertising campaign focused on auto racing venues and an increase in travel expenses associated with securing additional distributors.

•	Research and development expenses decreased $41,935 or 47.1%, due to timing of specific projects and overall cutbacks.

•	Salaries and benefits increased $69,876 or 232%, due to the assignment of certain operational personnel as management compensation to reflect their changing responsibilities.

•

General and administrative expenses increased $301,753 or 175.7%, due to a legal settlement ($75,000), increases in professional fees including defending lawsuits ($61,803); automobile expenses ($28,158); repairs and maintenance ($20,562); utilities ($14,725); depreciation ($110,148) and other expenses ($8,712), which were partially offset by a reduction in property taxes ($17,355).

Six Months Ended June 30, 2008 (YTD08) Compared to Six Months Ended June 30, 2007 (YTD07)

Net revenue increased $642,446 or 59.2% to $1,727,736 (YTD08) from $1,085,290 (YTD07). As discussed for the three months ended March 31, 2008, increases in net revenue continued as a result of an increase in orders from new distributors for branded rocker arms, fulfillment of new orders for private label rocker arms and an increase in orders for anodizing services, particularly for medical equipment.

NET REVENUE BY PRODUCT OR SERVICE

Product or Service	YTD 2008		YTD 2007		Change

Product
Scorpion Brand	$570,422	33%	$452,844	42%	$117,578	26%

Private Label	$914,887	53%	$498,358	46%	$416,529	84%

Services
Anodizing Services	$80,293	5%	$63,564	6%	$16,729	26%

Medical	$162,134	9%	$70,524	6%	$91,610	130%

Net Revenue	$1,727,736	100%	$1,085,290	100%	$642,446	59%

Cost of sales increased $26,562 or 2.6% to $1,038,515 (YTD08) from $1,011,953 (YTD07). The slight increase was primarily due to reduction of certain inventory related costs. As a result of an increase in our sales, gross profit increased $615,884 or 839.8% to $689,221 (YTD08) from $73,338 (YTD07).

Total operating expenses increased $812,669 or 97% to $1,650,281 (YTD08) from $837,612 (YTD07). This change was primarily a result of the following:

•

Selling and marketing expenses increased $187,953 or 93.5%, due to an increase in advertising campaign focused on auto racing venues and an increase in travel expenses associated with securing additional distributors.

•	Research and development expenses decreased $25,887 or 21.2%, due to timing of specific projects.

•	Salaries and benefits increased $1,071 or 0.5%, due to an agreed reduction in officers' salaries offset by changes in responsibilities in Q2 2008.

•

General and administrative expenses increased $614,532 or 183.9%, due to a legal settlement ($75,000), increases in professional fees including defending lawsuits ($83,842), new contracts and public company expenses; depreciation ($269,123); automobile expenses ($51,295); repairs and maintenance costs ($63,946); utilities ($51,786) and other operational costs ($36,896), which were partially offset by reductions in property taxes($17,356).

Other Income (Expense) decreased $90 or 1.5% to $5,748 income (YTD08) from $5,838 income (YTD07). This change was primarily a result of an increase interest income as a result of earnings on invested cash partially offset by an increase in interest expense as a result of new debt.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our sources of cash are operations and sales of our equity securities.

Our cash flows from operations are derived primarily from the manufacture and distribution of high performance auto parts, particularly rocker arms. Cash flows from our anodizing services is dependent upon the revenue generated from third party customers. Anodizing services are primarily a component of our rocker arm manufacturing process which other manufacturers utilize from time to time for both automotive applications as well as non-automotive applications including medical parts and equipment.

Our ability to access the equity capital markets is impacted by our current and anticipated financial results, our financial condition and conditions in the equity markets.

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

We have received funded subscriptions and unit purchase option agreements, less selling expenses and finder’s fees, as follows:

Table of funded subscriptions, less selling expenses

	Common Stock Proceeds	Unit Purchase Options	Selling Expenses	Net Proceeds

2004	$2,990,929	$—	$1,457,905	$1,533,024
2005	4,461,120	786,110	2,344,596	2,902,634
2006	8,314,813	2,022,810	3,999,956	6,337,667
2007	7,063,187	3,715,818	5,364,074	5,414,931
through June 30, 2008	2,783,166	795,600	1,949,569	1,629,197

TOTAL	$25,613,215	$7,320,338	$15,116,100	$17,817,453

Cash Flows for the Six Months Ended June 30, 2008

Our cash and cash equivalents decreased $634,593 to $1,193,358 as of June 30, 2008 from $1,827,951 as of December 31, 2007.

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2008 of $827,516. Net cash used reflects an adjusted net loss for the six months ended of approximately $646,485, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $181,031 of cash used to support net changes in working capital items, which included a $114,962 increase in accounts receivable as a result of increased sales, and a $177,764 increase in other current assets also as a result of increased sales. These net changes in working capital items were partially offset by a $73,197 increase in accounts payable and accrued expenses as a result of changes in timing of scheduled payments and a $38,498 decrease in inventories.

Cash Flows used in Investing Activities

Our investing activities used $866,596 in net cash during the six months ended June 30, 2008. Net cash used is composed entirely of capital expenditures for equipment and outfitting the Ocala facility.

Cash Flows from Financing Activities

Our financing activities provided net cash of $1,059,519 for the six months ended June 30, 2008. We raised approximately $2,783,166 and $795,600 through the sale of our common stock and unit purchase options, respectively, net of $1,949,569 in issuance costs. We also expended $500,000 for the acquisition of the Company’s common stock to return to treasury.

Financial Position

Our total assets increased $177,403 to $9,848,836 as of June 30, 2008 from $9,671,432 as of December 31, 2007 primarily as a result of a net increase in property and equipment of $557,769 for new and replacement equipment, which was partially offset by a decrease in total current assets of $380,366.

The $380,366 decrease in total current assets was primarily associated with a $634,593 reduction in cash balances to support operating activities along with a $38,499 decrease in inventories which was partially offset by a $114,962 increase in accounts receivable and a $177,764 increase in other current assets, all related to supporting our increasing sales.

Borrowings Outstanding

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

Under the terms of the Note, the Company will pay $2,000,000, together with 7% interest per annum payable monthly in an amount that would result in equal monthly payments being made until final payment of the remaining balance due on January 1, 2013 (the “Due Date”). There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement. The Company also retains the rights to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice.

The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. The Company may also extend the Due Date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018. For the three months ended June 30, 2008, we have made $69,678 in payments on the note. As of June 30, 2008, the Company has not exercised its option to pay interest only.

Material Commitments, Expenditures and Contingencies

We had no outstanding purchase commitments to purchase raw materials as of June 30, 2008.

We believe that an additional $500,000 will be needed over the next 12 months to complete the construction and outfitting of the Ocala Facility necessary to make the facility operational. Due to significant unforseen expenses incurred in the process of completing the retrofitting of our facility, particularly associated with electrical systems, window installations and HVAC systems, we expended our previous estimate of completion costs. Consequently, we have revised our estimates of future costs necessary to make the facility operational to reflect and additional $500,000.

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

For the period ending June 30, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was conducted by our Robert Stopanio, our President and Principal Executive Officer and Karen Rodgers, our Controller and Principal Financial Officer. Based upon their evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this quarterly Report.”

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

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that there is a lack of an independent board of directors and audit committee due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the cost of maintaining independent board members and the direct involvement of the existing officers and board members in the company’s daily transactions, the risks associated with such lack of an independent board of directors are low and the potential benefits of adding independent directors to enhance corporate governance duties do not justify the substantial expenses associated with such additions. Management will periodically reevaluate this situation.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. On May 16, 2008, we settled for $75,000.00 a case filed by Leonard Codomo for an alleged breach of contract and unjust enrichment in connection with the delivery of a rocker arm machine. The following matters are currently pending and updated as follows:

1)

British American Insurance Company (Trinidad) Limited, a company incorporated pursuant to the laws of Trinidad and Tobago v. Robert Stopanio, Teresa Stopanio, Blue Thunder Racing Engines, LLC, Blue Thunder Racing Engines and Scorpion Performance, Inc., Case No. CACE07008295 filed in the 17th Circuit Court for and in Broward County, Florida in April 2007. British American alleges breach of contract in connection with allegedly defective repair work performed on two inboard marine racing engines and is seeking compensatory damages and interest in excess of $50,000. The Company believes the claim is without merit and continues to vigorously defend this matter.

2)

Carl Del Spina Counter v. Scorpion Performance, Inc., resurrecting Case No. CACE06-015650(12) filed in the 17th Circuit Court for and in Broward County, Florida. On or about April 25, 2008 Carl Del Spina filed a Third Party Summons on Counter Claim naming Scorpion Performance, Inc. as a third party counter defendant and resurrecting Case No. CACE06-015650(12) filed in the 17th Circuit Court for and in Broward County, Florida. As previously disclosed in our form 10-SB filed on October 12, 2007, and amended in its entirety on February 11, 2008, our subsidiary, MPS, filed an action against Mr. Del Spina in October 2006 for breach of contract in connection with the purchase of a manure waste packaging patent. In June 2007, the Court issued an order requiring Mr. Del Spina to comply with the terms of the purchase agreement and assign the patent application to MPS. The patent assignment was filed with the United States Patent and Trademark Office on June 12, 2007 and the matter remained dormant until Mr. Del Spina’s filing in April 2008 seeking damages in excess of $100,000. The Company believes Mr. Del Spina’s counter claim is without merit and will vigorously defend this matter and accordingly no loss provision has been recorded.

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

There have been no material changes during the period ended June 30, 2008 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2008, we raised a total of $1,719,258 of which $1,343,733 was generated through the sale of our common stock and $375,525 was generated through the sale of unit purchase options. For common stock sales, we issued 652,416 shares to foreign investors priced between $1.00 and $3.00. For Unit Purchase Options, we issued 751,050 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2009. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $719,505. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States.

On May 2, 2008, the Company acquired 10,000,000 shares of its common stock at $0.25 per share from former director and beneficial shareholder Yali Golan and his spouse for an aggregate purchase price of $2,500,000 consisting of $500,000 cash and a note securing the balance. The Company will hold the shares in escrow until the note is paid in full at which time, the shares will be retired to the treasury of the Company. The Company, or its designees, will control the voting rights of the shares until the note is paid in full. All of the shares were acquired under one of the exemptions from registration provided for in Sections 4(2) and 4(6) of the Securities Act including, Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

NONE

Item 4.	Submission of Matters to a Vote of Security Holders.

NONE.

Item 5.	Other Information.

In June 2008, our sole director authorized an extension of the maturity date of our outstanding unit purchase options from December 31, 2008 to December 31, 2009. The extension applies to all outstanding unit purchase options. To date, no unit purchase options have been exercised.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company

32.1	Section 1350 Certification of Principal Executive Officer of the Company

32.2	Section 1350 Certification of Principal Financial Officer of the Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008

Scorpion Performance, Inc.

/s/ Robert Stopanio
President and Principal Executive Officer

In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stopanio	President and Principal Executive Officer	August 14, 2008

/s/ Karen Rodgers	Controller and Principal Financial Officer	August 14, 2008