Form 10-Q
period 2008-09-30
SCORPION PERFORMANCE, INC.
filed 2008-11-14
CIK 1414792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 35,126,496 common shares outstanding at September 30, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,008,496	$1,827,951
Accounts receivable, net of allowance for doubtful accounts	214,162	185,644
Inventories	1,515,883	1,574,734
Other current assets	352,585	14,186

Total current assets	3,091,126	3,602,515

Property and Equipment, net	7,110,230	6,068,917

Total Assets	$10,201,356	$9,671,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$215,281	$113,817
Notes payable - current portion	413,640	—

Total current liabilities	628,921	113,817

Notes Payable, less current portion	1,349,685	—

Total Liabilities	1,978,606	113,817

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $.0001 per share, 10,000,000 shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, par value $.0001 per share, 100,000,000 authorized, 35,126,496 and 33,198,658 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3,560	3,320
Additional paid in capital	18,922,558	16,186,936
Accumulated deficit	(8,203,368)	(6,632,641)
Treasury stock, at cost, 10,000,000 shares	(2,500,000)	—

Total stockholders’ equity	8,222,750	9,557,615

Total Liabilities and Stockholders’ Equity	$10,201,356	$9,671,432

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,

	2008	2007	2008	2007

Revenues, Net	$689,050	$476,511	$2,416,786	$1,561,801

Cost of sales	(572,957)	(144,731)	(1,611,472)	(1,156,683)

Gross profit	116,093	331,780	805,314	405,118

Expenses:
Selling and marketing expenses	208,506	238,910	598,898	439,924
Research and development	32,556	80,212	128,749	202,292
Salaries and employee benefits	98,229	101,209	314,684	316,628
General and administrative	361,210	276,131	1,234,825	610,232
(Gain)Loss on sale of equipment	—	2,250	—	(32,750)

Total expenses	700,501	698,712	2,277,156	1,536,326

Other Income (Expense):
Interest income	3,171	5,502	20,594	19,047
Interest expense	(32,803)	(126)	(44,479)	(7,833)
Settlement	—	—	(75,000)	—

Total other income (expense)	(29,632)	5,376	(98,885)	11,214

Net Loss	$(614,040)	$(361,556)	$(1,570,727)	$(1,119,994)

Weighted average shares outstanding - basic and diluted	35,372,665	31,172,910	34,629,747	30,071,053

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,

	2008	2007

Cash Flows From Operating Activities:
Net loss	$(1,570,727)	$(1,119,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432,746	365,334

Changes in operating assets and liabilities:
Accounts receivable	(28,518)	63,278
Inventories	58,851	(1,031,182)
Other current assets	(338,400)	(4,485)
Accounts payable and accrued expenses	101,464	99,315

Net Cash Used In Operating Activities	(1,344,584)	(1,627,734)

Cash Flows from Investing Activities:
Deposits on equipment	—	(33,368)
Purchase of property and equipment	(1,474,059)	(2,524,993)

Net Cash Provided By (Used In) Investing Activities	(1,474,059)	(2,558,361)

Cash Flows from Financing Activities:
Issuance of notes payable	—	—
Repayment of notes payable	—	(176,585)
Issuance of common stock	3,687,134	5,682,742
Purchase of common stock for treasury	(736,674)	—
Issuance of unit purchase options	1,483,073	1,357,228
Issuance costs	(2,434,345)	(3,559,298)

Net Cash Provided By Financing Activities	1,999,188	3,304,087

Net Decrease in Cash	(819,455)	(882,008)

Cash, Beginning of Period	1,827,951	1,701,224

Cash, End of Period	$1,008,496	$819,216

Supplemental Disclosures:
Cash paid for interest	$44,479	$7,707

Cash paid for taxes	$—	$—

Non-Cash Investing and Financing Transactions:
Issuance of debt to purchase common shares for treasury	$2,000,000	$—

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At September 30, 2008 and December 31, 2007 the Company had cash deposits which exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions and has begun to spread its cash balances across several institutions, which the Company believes limits these risks.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of SAB No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following four criteria are met:

1)	Persuasive evidence of an arrangement exists,
2)	Delivery has occurred or services have been rendered,
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.

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

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS 163. Except for those disclosures, earlier application is not permitted.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

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

Share-Based Payments

On December 21, 2007 the SEC staff issued SAB 110, which, effective January 1, 2008, amends and replaces SAB 107, “Share-Based Payment”. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The adoption of SAB 110 is not expected to have a material effect on its financial position, results of operation or cash flows.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 – INVENTORY

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Raw materials	$415,911	$647,068
Work-in-progress	$809,315	$539,446
Finished goods	$290,657	$388,220
	$1,515,883	$1,574,734

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

NOTE 3 – PROPERTY and EQUIPMENT

		September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Land		$974,785	$974,785
Building	39 yrs	$2,167,090	$2,167,090
Furniture, fixtures and equipment	5-10 yrs	$6,273,116	$4,790,792
Total		$9,414,991	$7,932,667
Less accumulated depreciation		$2,304,761	$1,863.750
Total		$7,110,230	$6,068,917

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $432,746 and $365,334, respectively.

NOTE 4 - NOTES PAYABLE

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

NOTE 5 - EQUITY

For the nine months ending September 30, 2008 we raised a total of $5,170,207 of which $3,687,134 was generated through the sale of our common stock and $1,483,073 was generated through the sale of unit purchase options. For the year ended December 31, 2007 we raised a total of $10,779,005 of which $7,063,187 was generated through the sale of our common stock and $3,715,818 was generated through the sale of unit purchase options. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $2,434,345 in 2008 and $5,364,074 in 2007. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The funds received have been used for operational purposes and equipment purchases.

Common Stock – Through the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, the Company issued 2,400,370 and 3,751,955 shares, respectively, of its common stock, in a series of individual transactions to foreign investors priced between $1.00 and $ 3.00, for a total of $3,687,134 through the nine months ended September 30, 2008 and $7,063,187 through the twelve months ended December 31, 2007.

Unit Purchase Options - In 2005, we began selling unit purchase options to existing non-U.S. shareholders for acting as finders and introducing investors to the Company. Each Unit consists of two shares of common stock exercisable at $1.00 per share until December 31, 2009. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The Company sold 2,966,146, Unit Purchase Options to existing shareholders at a price of $.50 per Unit for a total of $1,483,073 in the nine months ended September 30, 2008 and 7,431,634 Unit Purchase Options for a total of $3,715,818 through the twelve months ended December 31, 2007.

NOTE 6 – COMMITMENTS and CONTINGENCIES

Ocala Facility construction. The Company estimates that an additional $500,000 will be needed over the next 12 months to complete the construction and outfitting of the Ocala Facility necessary to make the facility operational. Due to significant unforeseen expenses incurred in the process of completing the retrofitting of our facility, particularly associated with electrical systems, window installations and HVAC systems, we expanded our previous estimate of completion costs. Consequently, we have revised our estimates of future costs necessary to make the facility operational to reflect and additional $500,000.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

NOTE 6 – COMMITMENTS and CONTINGENCIES (Continued)

Notifications by Foreign Securities Regulators. In connection with our Regulation S Offering during 2004, the Company was notified by securities regulators in each of New Zealand, the Netherlands, British Columbia, Australia, Finland and the United Kingdom that the Company had violated registration and prospectus requirements. In each case, without admitting or denying the allegations, the Company immediately ceased its selling activities, and in compliance with the foreign regulators requests, the Company agreed not to solicit investors in those jurisdictions until such time as the Company complied with the securities registration requirements under the respective laws of each jurisdiction. In April 2006, as a result of a warning posted on the Internet that the Company was not authorized by the Swedish Financial Supervisory Authority (“SFSA”) to provide financial services in Sweden, the Company immediately ceased its selling activities in Sweden. The Company has not sought to register a prospectus nor has not made offers or sales in any of the foregoing jurisdictions. Further, the Company is not aware of any further relief sought by any of the regulatory agencies in any of the foregoing jurisdictions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Employees. Scorpion has 43 full-time employees and 1 part-time employee. None of our employees are represented by a collective bargaining agreement. Management of Scorpion considers its relationship with its employees to be satisfactory.

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

Recent Developments

No change since the date of our last quarterly report on Form 10-Q for the six months ended June 30, 2008, as filed with the SEC on August 14, 2008.

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

Business Combinations

In December 2007, the FASB SFAS 141(R) “Business Combinations”. This Statement replaces the original FASB 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

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

Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends the original ARB 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities– Including an amendment of SFAS No. 115”, which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

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

Three Months Ended September 30, 2008 (Q3 2008) Compared to Three Months Ended September 30, 2007 (Q3 2007)

Net revenue increased $212,539 or 45% to $689,050 (Q3 2008) from $476,511 (Q3 2007). The increase was the result of the continued addition of new distributors for branded rocker arms, fulfillment of new orders for private label rocker arms attributed to an expanded arrangement with a distributor and an increase in orders for anodizing services, particularly for medical equipment.

NET REVENUE BY PRODUCT OR SERVICE

Product or Service	Q3 2008		Q3 2007		Change

Product

Scorpion Brand	$215,942	31%	$184,746	39%	$31,197	17%

Private Label	$332,201	48%	$160,618	34%	$171,583	107%

Services

Anodizing Services	$28,831	4%	$107,065	22%	$(78,234)	-73%

Medical	$112,076	16%	$24,082	5%	$87,994	365%

Net Revenue	$689,050	100%	$476,511	100%	$212,539	45%

Cost of sales increased $428,226 or 296% to $572,957 (Q3 2008) from $144,731 (Q3 2007). The increase was primarily due to an increase in steel reserves. As a result of an increase in our cost of sales, gross profit decreased $215,687 or 65% to $116,093 (Q3 2008) from $331,780 (Q3 2007).

Total expenses increased $1,789 slightly to $700,501 (Q3 2008) from $698,712 (Q3 2007). This change was primarily a result of the following:

•

Selling and marketing expenses decreased $30,404 or 13%, due to a decrease in advertising and travel and entertainment expenses, in an effort to control costs while slightly increasing those expenditures that more directly target potential customers, such as trade show expenses.

•	Research and development expenses decreased $47,655 or 59%, due to timing of specific projects and overall cutbacks.

•	Salaries and benefits decreased $2,980 or 3%, due to the assignment of certain operational personnel as management compensation to reflect their changing responsibilities.

•	General and administrative expenses increased $85,179 or 31%, primarily due to increases in:

•	automobile expenses ($25,581);

•	depreciation ($32,390);

•	repairs and maintenance ($17,041); and

•	small tools and supplies ($12,066);

which were partially offset by decreases in

•	professional fees ($7,565) and

•	outside services ($5,150).

Nine Months Ended September 30, 2008 (YTD 2008) Compared to Nine Months Ended September 30, 2007 (YTD 2007)

Net revenue increased $854,985 or 55% to $2,416,786 (YTD 2008) from $1,561,801 (YTD 2007). As discussed for Q3 2008, increases in net revenue continued as a result of an increase in orders from new distributors for branded rocker arms, fulfillment of new orders for private label rocker arms and an increase in orders for anodizing services, particularly for medical equipment.

NET REVENUE BY PRODUCT OR SERVICE

Product or Service	YTD 2008		YTD 2007		Change

Product

Scorpion Brand	$786,365	33%	$637,590	41%	$148,775	23%

Private Label	$1,247,088	52%	$658,976	42%	$588,112	89%

Services

Anodizing Services	$109,124	5%	$170,629	11%	$(61,505)	-36%

Medical	$274,210	11%	$94,606	6%	$179,604	190%

Net Revenue	$2,416,786	100%	$1,561,801	100%	$854,985	55%

Cost of sales increased $454,789 or 39% to $1,611,472 (YTD 2008) from $1,156,683 (YTD 2007). The increase was primarily due to increased steel reserves. As a result of an increase in our sales, gross profit increased $400,196 or 99% to $805,314 (YTD 2008) from $405,118 (YTD 2007). $211,775 of the increase in gross profit can be attributable to increased sales volume whereas $188,420 can be attributed to improvements in production efficiencies due to higher volumes and improved pricing.

Total expenses increased $740,830, or 48% to $2,277,156 (YTD 2008) from $1,536,326 (YTD 2007). This change was primarily a result of the following:

•

Selling and marketing expenses increased $158,974 or 36%, due to an increase in advertising campaign focused on auto racing venues and an increase in travel expenses associated with securing additional distributors.

•	Research and development expenses decreased $73,543 or 36%, due to timing of specific projects.

•	Salaries and benefits decreased $1,944 or 0.6%, due to an agreed reduction in officers’ salaries offset by changes in responsibilities begun in Q2 2008.

•	General and administrative expenses increased $624,593 or 102%, due primarily to increases in:

•	professional fees including defending lawsuits ($76,277),

•	depreciation ($301,513);

•	automobile expenses ($76,276);

•	repairs and maintenance costs ($80,987);

•	utilities ($38,662) and other operational.

•

Other Income (Expense) decreased $110,099 or 982% to $(98,885) expense (YTD 2008) from $11,214 income (YTD 2007). This change was primarily a result of an increase interest expense as a result of new debt and a $75,000 lawsuit settlement.

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

We have received funded subscriptions and unit purchase option agreements, less selling expenses and finder’s fees, as follows:

Table of Funded Subscriptions, Less Selling Expenses

	Common Stock Proceeds	Unit Purchase Options	Selling Expenses	Net Proceeds

2004	$2,990,929	—	$1,457,905	$1,533,024
2005	$4,461,120	$786,110	$2,344,596	$2,902,634
2006	$8,314,813	$2,022,810	$3,999,956	$6,337,667
2007	$7,063,187	$3,715,818	$5,364,074	$5,414,931
through September 30, 2008	$3,687,134	$1,483,073	$2,434,345	$2,735,862

TOTAL	$26,517,183	$8,007,811	$15,600,876	$18,924,118

Cash Flows for the Nine Months Ended September 30, 2008

Our cash and cash equivalents decreased $819,455 to $1,008,496 as of September 30, 2008 from $1,827,951 as of December 31, 2007.

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2008 of $1,344,584. Net cash used reflects an adjusted net loss for the nine months ended of approximately $1,137,981, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $206,603 of cash used to support net changes in working capital items, which included a $28,518 increase in accounts receivable as a result of increased sales, and a $338,400 increase in other current assets also as a result of increased sales. These net changes in working capital items were partially offset by a $101,464 increase in accounts payable and accrued expenses as a result of changes in timing of scheduled payments and a $58,851 decrease in inventories.

Cash Flows used in Investing Activities

Our investing activities used $1,474,059 in net cash during the nine months ended September 30, 2008. Net cash used is composed entirely of capital expenditures for equipment and outfitting the Ocala facility.

Cash Flows from Financing Activities

Our financing activities provided net cash of $1,999,188 for the nine months ended September 30, 2008. We raised approximately $3,687,134 and $1,483,073 through the sale of our common stock and unit purchase options, respectively, net of $2,434,345 in issuance costs. We also expended $736,674 for the acquisition of the Company’s common stock to return to treasury.

Financial Position

Our total assets increased $529,294 to $10,201,356 as of September 30, 2008 from $9,671,432 as of December 31, 2007 primarily as a result of a net increase in property and equipment of $1,041,313 for new and replacement equipment, which was partially offset by a decrease in total current assets of $511,389.

The decrease in total current assets was primarily associated with a $819,455 reduction in cash balances to support operating activities along with a $58,851 decrease in inventories which was partially offset by a $28,518 increase in accounts receivable and a $338,399 increase in other current assets, all related to supporting our increasing sales.

Borrowings Outstanding

For the three months ended September 30, 2008, we have made $166,996 in payments under a $2,000,000 note payable to a former director and beneficial shareholder. Under the terms of the note, the Company will pay $2,000,000, together with 7% interest per annum payable monthly in an amount that would result in equal monthly payments being made until final payment of the remaining balance due on January 1, 2013. There is no prepayment penalty under the note and the Company reserves the right to withhold payments due under the note in the event of breach of the Stock Purchase Agreement entered into between the Company and the note holder in May 2008. The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the note until the due date, at which time a balloon payment will be due. The Company may also extend the due date of the note for one additional five-year period. If the Company opts to extend the note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018. As of September 30, 2008, the Company has not exercised its option to pay interest only.

Material Commitments, Expenditures and Contingencies

We had no outstanding purchase commitments to purchase raw materials as of September 30, 2008.

We believe that $350,000 of our budget, remains to be spent over the next six months to complete the construction and outfitting of the Ocala Facility necessary to make the facility operational. Due to significant unforeseen expenses incurred in the process of completing the retrofitting of our facility, particularly associated with electrical systems, window installations and HVAC systems. Consequently, we have revised our estimates of future costs necessary to make the facility operational to reflect and additional $350,000, in addition to the amounts already expended.

Dividends

We have not paid any dividends.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For the period ending September 30, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was conducted by our Robert Stopanio, our President and Principal Executive Officer and Karen Rodgers, our Controller and Principal Financial Officer. Based upon their evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

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

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No change since the date of our last quarterly report on Form 10-Q for the six months ended June 30, 2008, as filed with the SEC on August 14, 2008.

ITEM 1A.	RISK FACTORS

There have been no material changes during the period ended September 30, 2008 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended September 30, 2008, we raised a total of $1,591,441 of which $903,968 was generated through the sale of our common stock and $687,473 was generated through the sale of unit purchase options. For common stock sales, we issued 563,517 shares to foreign investors priced between $1.00 and $3.00. For Unit Purchase Options, we issued 1,374,946 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2009. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $484,776. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company

32.1	Section 1350 Certification of Principal Executive Officer of the Company

32.2	Section 1350 Certification of Principal Financial Officer of the Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	Scorpion Performance, Inc.
/s/ Robert Stopanio

Robert Stopanio
President and Principal Executive Officer

In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stopanio	President and Principal Executive Officer	November 14, 2008
Robert Stopanio

/s/ Karen Rodgers	Controller and Principal Financial Officer	November 14, 2008
Karen Rodgers