Form 10-K/A
period 2007-12-31
SCORPION PERFORMANCE, INC.
filed 2008-11-21
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1 to Form 10-KSB filed on March 31, 2008

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                     to
Commission File Number: 000-52859
Scorpion Performance, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0979606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3000 SW 4th Avenue, Fort Lauderdale, Florida 33315
(Address of Principal Executive Office) (Zip Code)
(954) 779-3600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	N/A
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 34,211,629 shares of common stock outstanding as of March 15, 2007.
Our common stock is listed not listed on any exchange or traded on any market. There was no active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s voting and non-voting common stock held by non-affiliates at March 15, 2008 is deemed to be $-0-.

EXPLANATORY NOTE
This Annual Report on Form 10-K/A (Amendment No. 1) is being filed by Scorpion Performance, Inc. (the “Company”) to reflect certain revisions to our Annual Report filed on Form 10-KSB for the fiscal year December 31, 2007, which was filed with the SEC on March 31, 2008 (the “Original Annual Report”). We are amending our Original Annual Report in response to comments from the Staff in connection with our Form 10-SB filed under CIK No. 0001414792 on October 12, 2007 (the “Form 10”) as amended on February 11, 2008, May 30, 2008 and November 21, 2008. Other than referencing and reformatting this document as a Form 10-K/A, this Amendment No. 1 is intended to clarify certain items in our consolidated financial statements, including (i) an entry to our Statements of Operations to reflect an impairment loss of $122,296 that was recognized during 2006 as a component of the Company’s total operating expenses for the period; (ii) an addition in Note 1 of our consolidated financials to reflect the effects of adopting FIN No. 48 for the fiscal year ended December 31, 2007; (iii) a clarification of valuation allowance increases disclosed in Note 4; and (iv) disclosure in Note 2 and under our discussion of intangible assets and significant accounting policies in Part I, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the results of an expanded and more formal impairment analysis for furniture, fixtures and equipment, the results of which, management believes, indicate that no impairment charges need to be taken for fiscal year ended December 31, 2007 and subsequent interim periods. No other changes have been made.
Events occurring after the periods covered in the Original Annual Report, or other disclosures necessary to reflect subsequent events, have been addressed in the Company’s Quarterly Reports on Form 10-Q, for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008 which were filed with the SEC on May 15, 2008, August 14, 2008 and November 14, 2008, respectively.
Pursuant to the rules promulgated by the SEC, this Amendment No. 1 includes current certifications from the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2 and 32. All other exhibits required to be filed hereunder, are incorporated herein by reference where specified.
PART I
This Amendment No. 1 to Annual Report on Form 10-K/A (the “Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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
Available Information
On October 10, 2007, the Company filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934 (the “Exchange Act”) on a voluntary basis to provide current public information to the investment community, which registration statement became effective on December 12, 2007. In response to comments from the Securities and Exchange Commission (“SEC”) for clarification of statements and disclosures made in our initial filing, our Form 10-SB was amended in its entirety on February 11, 2008 (“Amendment No. 1”), on May 30, 2008 (“Amendment No. 2”) and on November 21, 2008 (“Amendment No. 3”). Since the date our registration became effective, we have been subject to the informational requirements of the Exchange Act and, in accordance therewith are required to file reports and information with the SEC. Our registration statement, amendments, and other reports and other information we file subsequently can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
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
Item 1. Description of Business
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
Item 1A. Risk Factors
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
FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE
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
Item 1B. Unresolved Staff Comments
Although we are not an accelerated or large accelerated filer, we are voluntarily disclosing that we received comments from the SEC regarding our Form 10 filed under CIK No. 0001414792 on October 12, 2007. We filed our response to such comments, along with Amendment No. 1 to our Form 10 on February 11, 2008 to address updated interim financial information, disclose distributions made to a related party, disclose our engagement of a CFO advisory services consultant, and to update the status of pending or threatened litigation. We received further comments and filed a response and Amendment No. 2 to our Form 10 on May 30, 2008. We received further comments for clarification relating to disclosures in the Notes to our audited financials for the periods ended December 31, 2006 and December 2007. In response to the SEC’s latest comments, we have filed a response and Amendment No. 3 to our Form 10 and this Amendment No. 1 to our Form 10-K, this November 21, 2008 to clarify certain items in our consolidated financial statements, including (i) an entry to our Statements of Operations to reflect an impairment loss of $122,296 that was recognized during 2006 as a component of the Company’s total operating expenses for the period; (ii) an addition in Note 1 of our consolidated financials to reflect the effects of adopting FIN No. 48 for the fiscal year ended December 31, 2007; (iii) a clarification of valuation allowance increases disclosed in Note 4; and (iv) disclosure in Note 2 of the results of an expanded and more formal impairment analysis for furniture, fixtures and equipment, the results of which, management believes, indicate that no impairment charges need to be taken for fiscal year ended December 31, 2007 and subsequent interim periods. Both the Amendment No. 3 to our Form 10 and this Amendment No. 1 also update “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to include the results of the expanded and more formal impairment analysis for furniture, fixtures and equipment to our discussion of “Intangible Assets” under our Significant Accounting Policies.
Item 2. Properties
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
Item 3. Legal Proceedings
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
1)	British American Insurance Company (Trinidad) Limited, a company incorporated pursuant to the laws of Trinidad and Tobago v. Robert Stopanio, Teresa Stopanio, Blue Thunder Racing Engines, LLC, Blue Thunder Racing Engines and Scorpion Performance, Inc., Case No. CACE07008295 filed in the 17th Circuit Court for and in Broward County, Florida in April 2007. British American alleges breach of contract in connection with repair work for marine racing engines and is seeking compensatory damages and interest in excess of $50,000. This matter is pending.

2)	Leonard Codomo v. Scorpion Performance, Inc., Yali Golan and Robert Stopanio, Case No. CACE0420144 filed in the 17th Circuit Court for and in Broward County, Florida in December 2004. Plaintiff alleges breach of contract and unjust enrichment in connection with the delivery of rocker arm equipment valued at $180,000 plus interest. This matter is pending.

3)	In connection with our Regulation S Offering during 2004, the Company was notified by securities regulators in each of New Zealand, the Netherlands, British Columbia, Australia, Finland and the United Kingdom that the Company had violated registration and prospectus requirements. In each case, without admitting or denying the allegations, the Company immediately ceased its selling activities, and in compliance with the foreign regulators requests, the Company agreed not to solicit investors in those jurisdictions until such time as the Company complied with the securities registration requirements under the respective laws of each jurisdiction. In April 2006, as a result of a warning posted on the Internet that the Company was not authorized by the Swedish Financial Supervisory Authority (“SFSA”) to provide financial services in Sweden, the Company immediately ceased its selling activities in Sweden. The Company has not sought to register a prospectus nor has not made offers or sales in any of the foregoing jurisdictions. Further, the Company is not aware of any further relief sought by any of the regulatory agencies in any of the foregoing jurisdictions.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

Stock Options

Number of
securities
remaining
	Number of		available for
	securities to	Weighted	future issuance
	be issued	average	under equity
	upon exercise	exercise price	compensation
	of outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-
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
Item 6. Selected Financial Data
We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.
Item 7. Managements’ Discussion and Analysis or Plan of Operation
Our financial statements are consolidated to include the accounts of Scorpion Performance, Inc. our active subsidiaries, Anodize, LLC., Scorpion Real Estate Investments of Broward County, LLC., Scorpion Real Estate Investments of Marion County, LLC., and our non-operational subsidiaries Manure Packing Systems, LLC. and World Waste Management, LLC. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
     Intangible Assets — We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. As we had no immediate plans to exploit the sanitary manure bailing technology, we concluded that projected discounted future net cash flows was negligible and fully impaired the patent value in 2006 by recording an impairment loss of $122,296. For the periods covered by this Annual Report, we have revised and improved our impairment analysis for long-lived assets as required by SFAS 144. The improved analysis included fair value estimates for our facilities which includes land, building and improvements. For our furniture, fixtures and equipment we performed an analysis of the projected discounted cash flow generated from our operations. The results of this analysis were sufficient to permit us to conclude that no impairment charge was required to our long-lived assets.
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
- a $148,512 increase in repairs related to increased investment in equipment;
- a $12,503 increase in depreciation expense also a result of increased investment in equipment;
- a $157,678 increase in professional fees associated with increased compliance and contractual matters.
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
We realized a net loss of $2,424,682 for the year ended December 31, 2007, as compared to a net loss of $1,461,917 for the year ended December 31, 2006. The following table summarizes the components of our income and expenses, and the changes in those components for the year ended December 31, 2007 and 2006:

			Change From Prior
	December 31,	December 31,	Year
	2007	2006	Amount	%
Revenue, net	$1,929,068	$1,949,729	$(20,661)	(1)%
Cost of Sales	$1,283,722	$1,115,192	$168,530	15%
Gross Profit	$645,346	$834,537	$(189,191)	(23)%
Gross Profit Percentage	33%	43%
Selling Expenses	$725,353	$140,772	$584,581	416%
Research and Development	$332,002	$247,130	$84,872	34%
Salaries and Benefits	$743,324	$805,983	$(62,659)	8%
General and Administrative Expenses	$1,319,809	$850,024	$469,785	55%
(Gain) on sale of Equipment	$(32,750)	$—	$(32,750)	(0)%
Total Operating Expenses	$3,087,738	$2,043,909	$1,043,829	51%
Other Income (Expense)	$17,710	$(252,545)	$234,835	93%
Net Income (Loss)	$(2,424,682)	$(1,461,917)	$962,765	66%
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
We have received funded subscriptions and unit purchase option agreements, less selling expenses and finder’s fees, as follows:
Table of funded subscriptions, less selling expenses

	Common	Unit
	Stock	Purchase	Selling	Net
	Proceeds	Options	Expenses	Proceeds
2004	$2,990,929	$—	$1,457,905	$1,533,024
2005	4,461,120	786,110	2,344,596	2,902,634
2006	8,314,813	2,022,810	3,999,956	6,337,667
2007	7,063,187	3,715,818	5,364,074	5,414,931

TOTAL	$22,830,049	$6,524,738	$13,166,531	$16,188,256
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
Off Balance Sheet Arrangements
None.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We do not have any material exposure to market risk associated with our cash and cash equivalents.
Item 8. Financial Statements and Supplementary Data
Our financial statements appear at the end of this Report beginning with the Index to Financial Statements on page F-1.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
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
Item 9B. Other Information
There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter of 2007 has been disclosed.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
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
     Yali (Eial) Golan, is experienced in growing businesses with a focus on low costs, customer acquisition and marketing efficiencies. Mr. Golan has been with Scorpion since 1999. Prior to joining Scorpion, Mr. Golan founded Lens Express Inc. where he marketed contact lenses directly to consumers at dramatically lower prices. In 1996, he was instrumental in launching PetMed Express, selling prescription medications and related products for pets at reduced prices directly to pet owners. Mr. Golan resigned as director of the Company, effective May 2, 2008, in connection with the Company’s buy back of shares held by Mr. Golan and his spouse.
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
Board of Directors
As of December 31, 2007, our Board of Directors consisted of two members. Our Bylaws provide that our board shall consist of not less than one nor more than nine individuals. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.
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
Robert Stopanio, President, Chairman, Director, and beneficial owner of more than 10% of the Company’s common stock, Teresa Stopanio, Secretary, Officer Manager and beneficial owner of more than 10% of the Company’s common stock, and Karen Rodgers, Controller of the Company each filed a late Form 3, on March 11, 2008, which Form 3s should have been filed on December 12, 2007, the effective date of our Registration Statement on Form 10-SB.
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
Item 11. Executive Compensation
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
The per share purchase price of shares subject to options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of options granted under the Plan. Officers, directors and key employees of and consultants to us and our subsidiaries will be eligible to receive Non-Qualified Options under the Plan. Only our officers, directors and employees who are employed by us or by any of our subsidiaries thereof are eligible to receive Incentive Options. The term of each option and the manner in which it may be exercised is determined by the Administrator, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of December 31, 2007, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned.

	Number of
	Shares
	Beneficially
	Owned	%
Robert Stopanio(1)(3)	10,000,000	30%
3000 SW 4th Avenue Fort Lauderdale, Florida 33315

Teresa Stopanio(1)(3)	10,000,000	30%
3000 SW 4th Avenue Fort Lauderdale, Florida 33315

Yali (Eial) Golan and Leslie Golan (2)(3)(4) 298 S. Parkway Golden Beach, Florida 33160	10,000,000	30%

All officers and directors as a group (3 persons)	20,000,000	60%

(1)	Robert and Teresa Stopanio are husband and wife and hold an aggregate of 10,000,000 shares of common stock as joint tenants with right of survivorship. Mrs. Stopanio is our Office Manager and oversees general administrative functions of the Company and its subsidiaries.

(2)	Yali Golan transferred ownership to his spouse, Leslie Golan as joint tenant on November 2, 2007.

(3)	All of the shares held by management are subject to lock-up agreements dated August 28, 2007, as amended on May 2, 2008, which restrictions expire or otherwise terminate on December 12, 2008.

(4)	On May 2, 2008, all of the Golan’s shares were acquired by the Company pursuant to the Stock Purchase Agreement dated May 2, 2008 and filed as an exhibit to our Form 8-K on May 5, 2008 and disclosed in our quarterly reports on Form 10-Q for the periods ended June 30 and September 30, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence
•	Robert Stopanio, our President and director, and Teresa Stopanio, our Office Manager are husband and wife and founders of the Company.

•	The Company paid its director and a beneficial shareholder, Yali Golan, an average monthly fee of $20,000, for overseas marketing and consulting, beginning in January 2007. As of December 31, 2007, we paid him $269,973 for his consulting services. There is no written agreement between Mr. Golan and the Company.

•	The Company acquired all of the membership interests of Anodize, LLC in January 2004, from Robert and Teresa Stopanio, the sole managers and members. As consideration, we assumed certain debts and start up costs of approximately $10,366 at their historic recorded value.

•	We acquired 100% of the membership interests of Manure Packing Systems, LLC in February 2006 from Robert and Teresa Stopanio, the sole managers and members. As consideration, we assumed start up costs and patent acquisition costs of approximately $225,000.

•	In October 2007, Robert and Teresa Stopanio assigned 100% of the ownership interests of each of Scorpion Racing, Inc. and Scorpion Rockers, Inc. to the Company. Both entities were incorporated in Florida in 2001 for the purpose of reserving the corporate names and preventing competitors from incorporating in the state of Florida under a similar “Scorpion” names. Both entities are current in their annual report filings and have conducted no business since inception. No value was assigned to this transfer.

•	Robert Stopanio and Teresa Stopanio are the Managers of Scorpion Real Estate Investments of Broward County, LLC, a Florida member managed limited liability company formed in June 2007. The Company is the sole member of this entity that holds title to the Company’s principle facility and property located at 3000 SW 4th Avenue, Fort Lauderdale, Broward County, Florida.

•	Robert Stopanio and Teresa Stopanio are the Managers of Scorpion Real Estate Investments of Marion County, LLC, a Florida member managed limited liability company formed in June 2007. The Company is the sole member of this entity that holds title to the Company’s expansion facility and property located at 5417 NW 44th Avenue, Ocala, Florida 34482.

•	Robert Stopanio and Teresa Stopanio are the Managers and sole members of Blue Thunder Engines, LLC, a Florida limited liability company (“BTE”) doing business as Blue Thunder Racing Engines. Blue Thunder was organized in August 2002 and is in the business of designing marine racing engines and components. Blue Thunder shares space with the Company but maintains separate operations, staff, assets and accounting.

•	Robert Stopanio and Teresa Stopanio are the sole officers, directors and shareholders of BTE, Inc., a Florida corporation doing business as “Eternal Leasing” and “Scorpion Racing Engines”. BTE is currently not conducting operations.

Item 14. Principal Accounting Fees and Services
Jewett, Schwartz, Wolfe & Associates LLP (“JSW”) has served as our independent registered public accounting firm since 2000, and specifically as our independent auditor for the periods ended December 31, 2007, 2006 and 2005. JSW was selected by our President as our independent registered public accounting firm for the fiscal year ended December 31, 2007, and year ended December 31, 2006.
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
For the fiscal years ended December 31, 2007 and 2006, the fees for services provided by JSW were as follows:

	2007	2006
Audit fees (1)	$72,000	$38,110
Audit-related fees (2)	—
Tax fees (3)	—	—
All other fees	6,800	—
	$78,800	$38,110

(1)	Audit fees: Fees for the professional services rendered for the audit of our annual financial statements, review of financial statements and services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees: Fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees: Fees for professional services rendered with respect to tax compliance, tax advice and tax planning. This includes preparation of tax returns, claims for refunds, payment planning and tax law interpretation.
Item 15. Exhibits, Financial Statement Schedules
     (a) Financial Statements.

Report of Independent Registered Public Accounting Firm	F-
Consolidated Balance Sheet as at December 31, 2006 and 2005
Consolidated Statements of Income at December 31, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity at December 31, 2006 and 2005
Consolidated Statements of Cash Flows at December 31, 2006 and 2005
Notes to Financial Statements at December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as at December 31, 2007 and 2006

Consolidated Statements of Operations at December 31, 2007 and 2006
Consolidated Statements of Changes in Stockholders’ Equity at December 31, 2007 and 2006
Consolidated Statements of Cash Flows at December 31, 2007 and 2006
Notes to Financial Statements at December 31, 2007 and 2006
     (b) Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of Scorpion Performance, Inc., dated April 16, 2004 (1)

3.2	Amendment to Articles of Incorporation of Scorpion Performance, Inc., dated April 20, 2004 (1)

3.3	Amendment to Articles of Incorporation of Scorpion Performance, Inc., dated October 10, 2007 (1)

3.4	Bylaws of Scorpion Performance, Inc. (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Unit Purchase Option Agreement (2)

10.4	2007 Scorpion Performance, Inc. Equity Incentive Plan (1)

10.5	Lock Up Agreement between Robert and Teresa Stopanio and Scorpion Performance, Inc. dated August 28, 2007 (1)

10.6	Lock Up Agreement between Yali Golan and Scorpion Performance, Inc. dated August 28, 2007 (1)

10.7	Addendum to Lock Up Agreements dated May 2, 2008 (3)

10.8	Stock Purchase Agreement between Scorpion Performance, Inc. and Yali and Leslie Golan, dated May 2, 2008 (3)

10.9	Secured Note to Yali and Leslie Golan, dated May 2, 2008 (3)

10.10	Mortgage and Security Agreement between Scorpion Performance, Inc. and Yali and Leslie Golan, dated May 2, 2008 (3)

21	Subsidiaries (1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Form 10-SB, (SEC File No. 000-52859) filed on October 12, 2007.

(2)	Filed as an exhibit to Amendment 1 to Form 10-SB, (SEC File No. 000-52859) filed on February 11, 2008.

(3)	Filed as an exhibit to Form 8-K filed on May 5, 2008.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 21, 2008.

Scorpion Performance, Inc.
By:	/s/ Robert Stopanio
Robert Stopanio
President and Principal Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stopanio Robert Stopanio	President and Principal Executive Officer	November 21, 2008

/s/ Karen Rodgers Karen Rodgers	Controller and Principal Financial Officer	November 21, 2008

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
/s/ Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
March 28, 2008

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	31-Dec
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$1,827,951	$1,701,224
Accounts receivable, net of allowance for doubtful accounts	185,644	237,147

Inventories	1,574,734	1,182,829
Other receivables	14,186	13,149
Total current assets	3,602,515	3,134,349
Property and Equipment, net	6,068,917	3,694,727

Total Assets	$9,671,432	$6,829,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$113,818	$85,126
Notes payable-current portion	—	41,727

Total current liabilities	113,818	126,853
Notes payable, net of current portion	—	134,858

Total Liabilities	113,818	261,711

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, par value $.0001 per share, 10,000,000 shares authorized, none issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, par value $.0001 per share, 100,000,000 authorized, 33,198,658 and 29,446,703 issued and outstanding at December 31, 2007 and 2006, respectively	3,320	2,945
Additional paid in capital	16,186,936	10,772,380
Accumulated deficit	(6,632,642)	(4,207,960)

Total stockholders’ equity	9,557,614	6,567,365

Total Liabilities and Stockholders’ Equity	$9,671,432	$6,829,076

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended

	December 31,
	2007	2006
Revenues, net	1,929,068	$1,949,729

Cost of sales	1,283,722	1,115,192

Gross profit	645,346	834,537

Expenses:
Salaries and employee benefits	743,324	805,983
General and administrative	1,319,809	850,024
Research and development	332,002	247,130
Selling and marketing expenses	725,353	140,772
(Gain) Loss on sale of equipment	(32,750)	—

Impairment loss	—	122,296
Interest income	(25,543)	—
Interest expense	7,833	130,249

Total expenses	3,070,028	2,296,454

Net loss	(2,424,682)	(1,461,917)

Weighted average shares outstanding — Basic and Diluted	31,410,012	26,351,111

Loss per share — Basic and Diluted	$(0.08)	$(0.06)

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements", which states that revenue is realized or realizable and earned when all of the following four criteria are met:

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

The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an appropriate allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable.

Impairment of Intangibles and Long-Lived Assets

We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In August 2008, the Company revised and improved the impairment analysis for long-lived assets. The improved analysis included fair value estimates for the facilities which includes land and building and improvements. For furniture, fixtures and equipment an analysis of the projected discounted cash flow generated from the Company’s operations was performed. The results of this analysis were sufficient to conclude that no impairment charge was required to the Company’s long-lived assets. In 2006 the Company had an impairment loss on patents in the amount of $122,296.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2007. The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48, did not result in any material impact on the Company’s financial information. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at January 1, 2007	$1,081,000
Additions based on tax positions related to the current year	982,000
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	0
Settlements	0
Balance at December 31, 2007	$2,063,000
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

The significant components of the deferred tax asset at December 31, 2007 and 2006 were as follows: December 31,

	2007	2006
Deferred tax assets:
Operating loss carryovers	$982,000	$592,000
Deferred tax asset	982,000	592,000
Valuation allowance	(982,000)	(592,000)
Net deferred tax asset	$—	$—
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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effects of prior year misstatements when quantifying misstatements in the current year financial statements

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

FSP FAS 123(R)-5

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

Accounting for Income Taxes

SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets", to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which amends Accounting Research Bulletin 51, “Consolidated Financial Statements", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. NOTES PAYABLE
The Company’s long-term debt at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Non-interest bearing note payable to a related party due on demand. This note was paid in December 2006.	$—	$—

Note payable from the 2005 purchase of the land and building from which the company operates. Monthly payments of principal and interest of $10,616 are payable through March 2008 at an interest rate of 7.472% per year; thereafter, the interest will be recalculated quarterly at prime plus 1% through approximately March 2030. At December 31, 2005 the rate would be 8.25%. This note was paid in September 2006.	—	—

Notes payable for purchase of certain machinery and equipment. Payment terms required an initial payment of $66,000 with monthly principal payments of $6,228 through approximately August 2009. Interest accrues under this note at a rate of 9% per year. This note was paid in June 2007.	—	176,585

Lease payable from the 2005 purchase of certain machinery and equipment. Payment terms required an initial payment of $10,609 with monthly principal payments of $1,960 through approximately October 2009. Interest accrues under this note at a rate of approximately 4.25% per year. This lease was paid in May 2006.	—	176,585

Unsecured 13% note payable for purchase of certain machinery and equipment. This note was paid in February 2006.	—	—

	$—	$176,585

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. NOTES PAYABLE (Continued)
The Company has repaid all of its long-term debt.
NOTE 4. INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 consists of the following:

	2007	2006
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	(1,749,356)	(909,356)
State	(132,000)	—

Increase in valuation allowance	1,881,356	313,000

Provision (benefit) for income taxes, net	$—	$—

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. INCOME TAXES (Continued)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2007	2006
Statutory federal income tax rate	35.0%	35.0%
State income taxes	5.5%	5.5%
Valuation allowance	-40.5%	-40.5%
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2006
Net operating loss-carryforwards expiring between 2020-2021	$4,600,000

Deferred income tax asset	$4,600,000

The net deferred tax assets and liabilities are comprised of the following:

2007
Deferred tax assets:

Current	$—
Non-current	982,000

Less: valuation allowance	(982,000)

Net deferred income tax asset	$—

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