Form 10-K
period 2008-12-31
SCORPION PERFORMANCE, INC.
filed 2009-04-15
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Scorpion Performance, Inc.
(Exact name of registrant as specified in its charter)

Florida	000-52859	65-0979606
(State or Other Jurisdiction of Incorporation)	(Commission File Number	(I.R.S. Employer Identification No.)

3000 SW 4th Avenue, Fort Lauderdale, Florida 33315
(Address of Principal Executive Office) (Zip Code)

(954) 779-3600
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable to this Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 36,048,957 common shares outstanding at March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1.	BUSINESS

          This Annual Report on Form 10-K (the “Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

          These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash, which are discussed in Part II, Item 7 under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Acronyms and defined terms used in this text include the following:

Company	Scorpion Performance, Inc. and subsidiaries
APB	Accounting Principles Board
ARB	Accounting Review Board
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
YTD 2008	the year ended December 31, 2008

THE COMPANY

          Scorpion Performance is a full service designer and manufacturer of branded and private label high performance automotive parts. We use a wide range of precision manufacturing technologies, including robotics, to meet an extensive range of customer specifications for custom ordered parts. We also provide in-house anodizing services to produce high-end finished products for a variety of uses in the medical and photographic imaging industries as well as automotive parts.

          While the Company was originally incorporated in Florida in 1999 for the initial purpose of manufacturing high grade rocker arms for high performance automobiles, we have expanded our product line to include lifters, push rods, valve springs and fuel rail kits. We have also begun the process of obtaining ISO certification which, upon approval, will permit us to manufacture implantable medical devices and equipment in accordance with FDA requirements.

          Through the use of our robotic machine tools and other technologically enhanced machines and equipment, we manufacture our products in America by Americans, and we believe we effectively compete with foreign manufacturers based upon our cost efficiencies and ability to meet our customer specifications.

          It is our present intention to further increase our product lines and services by developing and manufacturing additional “niche” products in the automotive and medical industries through strategic acquisitions and joint ventures as well as private label or other manufacturing arrangements. We believe that given the current economic uncertainties and business failures, particularly in the automotive parts industry, that we are in a favorable position to take advantage of business opportunities. We also believe that there are significant opportunities in the medical device industry where, upon ISO certification, we can further utilize our high performance technologies to manufacture medical devices and components.

SUBSIDIARIES

          The Company’s wholly owned subsidiaries are Anodize, LLC, Scorpion Racing Products, Inc., Scorpion Medical Technologies, LLC, Scorpion Real Estate Investments of Broward County, LLC, Scorpion Real Estate Investments of Marion County, LLC, Manure Packing Systems, LLC, World Waste Management, LLC and Scorpion Rockers, Inc.

FINANCIAL INFORMATION

	Period Ended December 31, 2008	Period Ended December 31, 2007
Net Revenues	$2,867,578	$1,929,068
Gross Profit	$686,754	$645,348
Gross Profit as a % of Net Revenue	24%	33%
Net Income/(Loss)	$(2,750,270)	$(2,424,682)
Current Assets	$2,145,283	$3,602,515
Property and Equipment	$7,577,717	$6,068,917

PRODUCTS

Rocker Arms

          A rocker arm is a pivoted lever used in an internal combustion engine to transfer the motion of the camshaft or pushrod to the valve stem that opens and closes the valves that let the air/fuel mixture into an engine and the exhaust gases out of the engine. The difference between a performance rocker arm and a standard rocker arm is the ability to improve valve timing that can have a great impact on an engine’s performance at different speeds. With a performance rocker arm, the exhaust and intake cycles overlap creating faster air/fuel movement and as a result, a faster, more efficient engine. Scorpion brand rocker arms generated 31% and 37% of total revenue for the years ended December 31, 2008 and 2007. We also produce private label products, which are products that are sold under the name or brand of the retailer or wholesaler. Private label rocker arms generated 49% and 45% of total revenue for the years ended December 31, 2008 and 2007, respectively.

          We sell our rocker arms wholesale from $79 to $473 per set depending on whether our customer is ordering Scorpion branded rocker arms ($79 to $473 per set) or custom private label rocker arms ($134 to $248 per set) with discounts given on bulk order size. Our master warehouse distributors generally purchase in bulk orders of no less than 1,000 sets per year. Our mid-sized warehouse distributors generally purchase in lots of 200 to 500 sets per year.

Other Racing Products

          In addition to rocker arms, we design and manufacture related internal engine parts and assemblies including lifters, push rods, valves, valve springs and fuel rails. Sales of related auto components were nominal (less than 1%) in 2007 and 2008. During the third quarter of 2008, we launched Scorpion Racing to target marketing and sales of our related components and believe that sales through this subsidiary will increase as a result of our marketing and advertising campaigns.

Scorpion Robotics/Engineering

          We offer engineering services under the trade name “Robotics” using a wide range of precision machining technologies to meet an extensive range of customer specifications for custom ordered products. These services are currently offered as support services to our private label wholesalers and retailers. In addition to our core automotive products categories, we manufacture components and assemblies for the medical industry including handles for reusable obturators which are generally components of a surgical instrument assembly used for a variety of functions including puncturing tissue to gain access to a surgical site, clearing blocked tracheal passages or inserting catheters.

          The components we manufacture are carefully and efficiently processed through a variety of high precision finishing methods, such as tumbling, anodizing and custom laser engraving, and then assembled and shipped directly to a customer for use in its products. We believe our in-house tooling and machine capabilities give us a distinct advantage over competitors because we have the capability to manufacture precision cutting tools and to reconfigure specialized machine tools on site. We believe these capabilities provide a competitive advantage as manufacturing and processing times are minimized and the variety and type of components we can provide is greatly expanded. As our expertise in robotic manufacturing techniques increases, we may establish a separate billing and revenue stream for performing robotic and engineering services.

SERVICES

Scorpion Anodizing

          Anodizing is a finishing process for manufactured parts and components that that uses electrolytic oxidation of the aluminum surface to produce a protective oxide coating. Metal components in their final shape are placed on special racks and immersed in a series of solutions held in open top tanks that clean, pre-treat, anodize, color (optional) and seal the metal. Anodizing is the step that produces the actual coating. Unlike most other finishes, anodizing preserves the natural texture and finish of the metal. This coating consists of hydrated aluminum oxide and is considered resistant to corrosion and abrasion. Conventional coatings are 0.1 — 1.0 mil thick and are essentially transparent, although they may be colored. Scorpion places great emphasis on “the look” or physical appearance of its finished products. Every item is tumble-finished to a high polish and then anodized in the buyer’s choice of blue, black, red, purple, violet or a clear finish. Each component is etched with the Scorpion trademark or private label of the customer and then packaged for shipment.

          Anodizing is used in the production of thousands of consumer, commercial and industrial products. After being approached by medical parts manufacturers and photographic equipment manufacturers, we expanded our anodizing services to include anodizing of multi-purpose handles for the medical industry and retinal ID equipment housing and lens mounts for cameras.

          The price of our anodizing services depends on the type, size and quantity of product to be finished as a rack may hold many small items but only a few large items. On average, the minimum price is $50 per rack. Anodizing orders from medical parts manufacturers and photographic equipment manufacturers generated 20% and 18% of total revenue for the periods ended December 31, 2008 and December 31, 2007, respectively.

EQUIPMENT AND MACHINES

          We manufacture our products using what we believe to be state of the art lathes, grinders, hydraulic “tombstone” fixtures and related machines. We operate on the belief that machine tool development is continuously undergoing rapid technological innovation and place a great deal of emphasis on reverse engineering. Reverse engineering involves disassembling a machine to learn how it was built and how it works. Upon purchase or acquisition of a new machine, our engineers make modifications to further improve the machine’s productivity. To the extent possible, we integrate robotics into the manufacturing process. We spent $76,340 and $199,202 during periods ended December 31, 2008 and 2007, respectively, on research and development of our reverse engineering processes. Management feels that the Company has gained a substantial foothold in the industry by using this additional knowledge to build better processes and improve our specs, which we believe reduces production time and costs, therefore maximizing our competitive edge.

          We estimate that the expected “life” of a new machine is seven years and depreciate our key equipment over a seven-year period on the assumption that more efficient productivity will justify investing in the newest models. The Company then either retains the machines for parts or sells off the machines to recoup, on average, 15% of the original costs of the machines.

RAW MATERIALS AND INVENTORY

          Our principal raw materials are aluminum extrusion and 86L20,41L40,52100 specialty steel. We purchased approximately $107,478 of steel in 2008 representing 4% of our total cost of goods sold as compared to $272,884 of steel in 2007 that represented 21% of our total cost of goods sold. We purchased approximately $251,074 of aluminum in 2008 representing 11% of our total cost of goods sold as compared to $132,816 of aluminum in 2007 that represented 10% of our total cost of goods sold. Prices for aluminum and steel have fluctuated with significant increases in 2004, a peak in 2005 with a drop to pre-2004 prices, a slow increase beginning in 2006 that leveled off in 2008 and then dropped significantly in 2009. Steel demand and prices have tumbled across the globe after the global credit crisis paralyzed consumers’ purchasing power and also forced producers to cut production sharply to match weakening demand. As a result we have enjoyed lower costs and have been able to adequately maintain reserves.

          Although recent economic problems and uncertainty in the U.S. and global economy has forced some suppliers into bankruptcy or out of the market, we continue to purchase raw material from an adequate pool of up to 19 suppliers. Our three largest suppliers are as follows:

Table of Suppliers Representing over 10% of our Raw Materials Purchased

	2008	2007
Temroc Metals	20%	21%
Timkien Bearings	11%	8%
Universal Bearings	2%	8%

          We have maintained strong relationships with our suppliers and expect that these relationships will continue into the foreseeable future. We have historically manufactured products just in time to minimize inventory storage, processing times and backlog while prices for raw materials were higher; however, in spite of the drop in prices, we continue to retain 20% in inventory and order approximately 80% of our raw aluminum and steel just in time for use in production. Sub-assembly parts are completed just in time for use in finished goods, and finished goods are completed just in time to be shipped to customers as they are produced.

DISTRIBUTION

          We sell our products wholesale to over 110 distributors and directly to OEM customers, of which one distributor accounts for 29% of our revenue, and in the aggregate with four other distributors, accounts for over 55% of our annual revenue. All of our orders are open purchase orders from distributors most of which we have established long-term relationships and, generally, are processed, manufactured and delivered to the distributor within 10-12 days of receipt of the purchase order. We deliver or ship finished products directly to OEM customers. Our products are also distributed to aftermarket customers through a network of warehouse auto parts distributors. While the automotive and parts industry and the overall U.S. and global economies have experienced substantial declines resulting in decreased demand for products, we have observed a thinning of the number of distributors and consolidation in the industry which we believe will work to our advantage. Distributors and OEMs are in a position to demand quality, price/cost competiveness, higher product performance, reliability, timeliness of delivery, new product and technology, flexibly and customer service, all of which we pride our Company on delivering consistently. To capture this market, we launched Scorpion Racing Products during the third quarter of 2008 specifically to market and distribute our racing and automotive products to and through distributors and OEMs.

COMPETITION

          Automated Production Methods - We believe that our focus on robotic and other advanced production methods together with our adherence to high quality and exemplary customer service provides the winning edge, permitting us to compete effectively in our market. Specifically, we believe that our robotic automated advanced production methods permits us to (i) operate three shifts with minimum human supervision, lowering costs; (ii) reduce production cycle time improving efficiency; and (iii) maintain consistent premium quality across large production runs. Our on-staff engineering capabilities permit us to quickly adapt to a customer’s individual specifications and our “just-in-time” production philosophy permits us to turn around orders in less time than it takes for ocean travel from an offshore source, reducing the customer’s inventory carrying cost.

          Private Label Products - We currently manufacture several products for our brand name competitors and believe the trend will continue to grow as distributors and OEMs seek their own private label branding. We believe that by offering specialized private or “no label” branding, coupled with offering equal or better quality, lower pricing and faster delivery than foreign manufacturers, we will further reduce competition from competitors in the future.

          Expansion of Manufacturing Capabilities for the Medical Components Industry - In connection with expansion of our manufacturing capabilities for the medical component industry, we are in the process of obtaining ISO certification to meet the requirements of the medical device industry which addresses most FDA requirements. We believe that ISO certification will allow us to aggressively pursue business in the medical industry and improve our business processes and product quality. We also believe having ISO certification will allow us to expand into global markets as ISO standards are required in many countries.

          Expansion of Manufacturing Facility - To facilitate anticipated growth from the automotive and medical component industry, we began building out a 36,000 sq ft production facility in Ocala Florida in 2008 which, due to construction, permitting and other delays beyond our control, is slated to come on line during the third quarter of 2009.

          Competitor Attrition - We have also observed several of our competitors, large and small, file for bankruptcy or significantly curtail production due to an inability to access needed capital and credit to maintain operations. As several of our competitors are forced from the market, we believe that we are in a strong position to claim a greater market share.

          We expect competitive pressures in our niche market to remain strong both from our remaining competitors and new global competitors many of which may have greater financial resources than us, and are able to enjoy economic advantages such as lower labor costs, lower health care costs and lower tax rates. To remain competitive and to grow into a medium to large manufacturer, we intend to continue to anticipate technological advances by our competitors and to maintain cutting edge equipment and processes that may lead us to develop new manufacturing techniques to make our products more efficiently and at competitive global prices.

SALES AND MARKETING

          While we are seeking to improve our product line, the principal end user of our products is the racing and car buff enthusiast. To appeal to this market, we have emphasized the high performance features of our products as well as our affinity with the racing culture by advertising our products in a variety of U.S. and international trade publications, including Performance Racing Industry Magazine, Chevy Hi-Performance Magazine, 5.0 Ford Magazines, Engine Master Magazine, GM High-Tech Magazine and Engine Builder Magazine.

          We also maintain a strong presence at national tradeshows such as the annual Performance Racing Trade Show. Although demand for automobiles and automotive parts is down, we have observed that attendance at trade shows has remained steady. These types of trade shows appeal to our end users and expose us to hundreds of potential customers and distributors.

          In 2008, we spent $641,154 on advertising primarily to promote the launch of Scorpion Racing Products. We also update our catalogs and our website regularly to appeal to demand for greater variety.

          We believe that the quality, performance features, and low costs of our products attract end users, distributors and OEM customers to our products and that a properly serviced and satisfied customer will ultimately provide the best opportunity for market and customer expansion.

EMPLOYEES

          As of December 31, 2008, we had 34 full-time employees and one part-time employee. None of our employees are represented by a collective bargaining agreement. Management of Scorpion considers its relationship with its employees to be satisfactory.

INTELLECTUAL PROPERTY

          We use the trademark “Scorpion Performance” in our business, with many of our products sold under this brand. We have registered our logo (Serial Number 77149510/Registration Number 3384305) and word mark (Serial Number 77150396/Registration Number 3397455) with the United States Patent and Trademark Office. In August 2008, we filed an application for the mark “SRP Scorpion Racing Products” (Serial Number 77546437) and are in the process of registering additional trademarks for certain of our product lines. In connection with the manure compactors under development through our subsidiary, MPS, we have registered the word mark and “Stable Mate” logo with the United States Patent and Trademark Office (Serial Numbers 77175743/Registration Number 3402820) and (Serial Number 77182783/Registration Number 3402824), respectively).

          We own the patent “Stable Waste Packing Machine” (Machine Application Number 60/652,723) which will be utilized when we commence operations through MPS. In 2009, we also obtained design patent (Number D587,284) for a roller rocker arm.

          We also rely upon unpatented trade secrets, processes and know how in connection with our proprietary machine tooling and customized equipment. To protect our proprietary rights, we enter into confidentiality or license agreements with third parties, employees and consultants, and control access to and distribution of our proprietary information.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

          We are subject to regulation under various federal, state and local laws relating to employee safety and health and the environment. Our costs for compliance were approximately $11,466 and $16,609 for the periods ended December 31, 2008 and 2007, respectively. To date, we have not been subject to any workers compensation claim or found to be in violation of the Fair Labor Standards Act (“FLSA”).

          Environmental, health and safety laws include those relating to the generation, storage, transportation, disposal and emission into the environment of hazardous wastes and various substances, those relating to drinking water quality initiatives and those which allow regulatory authorities to compel (or seek reimbursement for) clean-up of environmental contamination arising at owned or operated sites and at facilities where waste is disposed. Licenses and permits are required for operation of the Company’s business, and these permits are subject to renewal, modification and, in certain circumstances, revocation. We conform to federal safety and environmental laws and regulations, including those mandated by the Environmental Protection Agency (“EPA”), the Pipeline and Hazardous Materials Safety Administration (“HAZMAT”), the Occupational Safety & Health Administration (“OSHA”), the State of Florida, the Broward County Environmental Protection Department and the City of Fort Lauderdale. In addition to complying with general environmental, safety and fire precautions, we operate a state-of the-art water filtration and recycling system that distills used water before reintroducing it back into the system.

          We believe that we will be able to maintain substantial compliance with such laws and permit requirements, except where such non-compliance is not expected to have a material adverse effect on the Company.

AVAILABLE INFORMATION

          At the present time, there is no public market for the common stock of Scorpion Performance and our common stock is not traded on any exchange.

          On October 10, 2007, Scorpion Performance filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934 (the “Exchange Act”) on a voluntary basis to provide current public information to the investment community, which registration statement became effective on December 12, 2007. In response to comments from the SEC for clarification of statements and disclosures made in our initial filing, our Form 10-SB was amended in its entirety by Amendment No. 1 on February 11, 2008, by Amendment No. 2 on May 30, 2008, by Amendment No. 3 on November 21, 2008,by Amendment No. 4 on January 22, 2009 and by Amendment No. 5 filed simultaneously with this Report. Since the date our registration became effective, we have been subject to the informational requirements of the Exchange Act and, in accordance therewith are required to file annual, quarterly and current reports and information with the SEC.

          We will make available and voluntarily provide paper copies, free of charge upon written request to our principal, copies of any registration statement, amendments, and other reports and other information we file with the SEC as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our registration statement, amendments, and other reports and other information we file subsequently can also be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1- 800-SEC-0330.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business Generally

THE CURRENT DECLINE IN THE AUTOMOBILE INDUSTRY MAY ADVERSELY IMPACT OUR OPERATIONS AND MAKE IT MORE DIFFICULT OR IMPOSSIBLE TO OBTAIN ADDITIONAL CAPITAL.

          Our core business has been focused on the high performance automotive parts aftermarket. Although we do not have any significant direct OEM sales to the automotive manufacturers, the automotive parts aftermarket is impacted by the same general overall economic recession factors that are impacting the automobile industry in general. We have initially benefited from the economic downturn as a result of competitor attrition and as a result of an increase in the number of aftermarket repairs as consumers opt to extend the useful lives of their existing vehicles rather than purchase new vehicles. However, we have no assurance that such trends will continue or that worsening economic conditions will not ultimately depress the high performance automotive parts aftermarket.

          To ameliorate worsening economic conditions, we have taken steps to diversify our operations by expanding our existing anodizing division and production capabilities with the medical components industry in mind because we believe that the medical industry is less sensitive to economic downturns than the automotive parts industry, as the need for components and surgical tools is less discretionary than the need for a new auto or an engine rebuild. We believe that expanding our anodizing services and increasing our manufacturing capabilities to target medical components could provide some cushion in coping with any future declines in our core products; however, there can be no assurance that we will successfully expand our anodizing division or penetrate the medical components market with sufficient success to fully overcome any possible future declines in our core business.

          We are able to expand our medical components revenues with our existing manufacturing capabilities and estimate that additional promotion costs associated with growing this channel will be approximately $36,000 annually. To date, we have incurred implementation costs of approximately $1,552,467 in connection with our relocation to a larger facility in Ocala. We estimate that we will need an additional $350,000 to make the facility fully operational which we believe we will be able to fund through current operations.

          We have maintained liquidity with proceeds from the sale of our common stock and purchase options to foreign investors; however, given the global repercussions of the current economic situation, there has been erosion in investor confidence both in the US and abroad. We can offer no assurance that we will be able to continue to supply our liquidity needs from foreign sources. Further, the sharp decline in the US stock market, bank failures and resulting credit crunch have curtailed access to liquidity sources that we might otherwise have had in the past. Although we have not incurred commercial debt and our Ocala facility is currently unencumbered, should the need arise, we may pursue debt financing to the extent that such financing is available which may involve significant cash obligations, repayment terms that are unfavorable to us, and/or covenants that restrict our ability to operate our business.

WE HAVE INCURRED RECENT LOSSES AND MAY INCUR LOSSES IN THE FUTURE THAT MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION

          We have incurred net losses for the last two years of $2,750,270 and $2,424,682 for the periods ended December 31, 2008 and 2007, respectively. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAKES OUR FUTURE RESULTS DIFFICULT TO PREDICT AND COULD CAUSE OUR OPERATING RESULTS TO FALL BELOW EXPECTATIONS.

          Our focus, since inception, has been to raise capital to purchase equipment and expand our manufacturing and production capabilities. Using the proceeds from the sales of our common stock and purchase options to foreign investors, we have invested in state of the art equipment and robotics and upon completion of our Ocala facility, believe that we will have the production facilities in place to focus on expanding our marketing plan. Revenue has grown steadily; however, our cost of sales has fluctuated due primarily to periodic material supply shortages during 2007 which led us to stockpile our inventory, and in 2008, as a result of increased costs of production labor in connection with additional employees hired to handle anticipated sales volumes. We believe our inventory and production labor costs will remain within budget for 2009; however, if we are not able to manage costs, our revenue or operating results could fall below the expectations of management and investors and adversely affect our results of operations and ability to implement our expanded marketing plan. Any investment in our company should be considered a high-risk investment because the investor will be placing funds at risk in a company with fluctuating costs and expenses, limited management experience, increased competition, and other problems to which growing manufacturing businesses are subject. Investors should not invest in our company unless they can afford to lose their entire investment.

OUR ABILITY TO SUCCEED DEPENDS ON OUR ABILITY TO GROW OUR BUSINESS AND ACHIEVE PROFITABILITY.

          The introduction of new products and services and expansion of our distribution channels have contributed significantly to our recent results, but we must continue to develop new and innovative ways to manufacture our products and expand our distribution in order to maintain our growth and achieve profitability. Our future growth and profitability will depend upon a number of factors, including, but not limited to:

•	Our ability to manage costs;

•	Our ability to surpass our competitors as more manufacturers, suppliers and distributors are forced out;

•	Our ability to continuously offer new or improved products and services;

•	Our ability to maintain efficient, timely and cost-effective production and delivery of our products;

•	Our ability to maintain sufficient production capacity for our products and services;

•	The efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness;

•	Our ability to identify and respond successfully to emerging trends in the automotive, medical and other parts industry;

•	The level of consumer acceptance of our products and services;

•	Regulatory compliance costs; and

•	General economic conditions and consumer confidence.

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

          We currently sell our products through over 110 distributors and directly to OEM customers, of which one distributor accounted for an average of 29% of our annual revenue for the last two fiscal years. This distributor, together with four other distributors, accounted for an average of 55% of our annual revenue for last two fiscal years. Any customer may cancel a purchase order or defer shipments of our products at any time; however, we have maintained long-term relationships with each of our distributors and historically, have not experienced significant cancellation or deferment of customer orders. Such a concentration creates a risk that pricing pressures may cause prices to decrease or that product demand may be reduced if orders are canceled or deferred. Further, because our products are manufactured just in time and according to customer specifications, we are required to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our estimates and planning for production and procurement of raw materials. Because of our inability to rely on enforceable purchase contracts, and our limited visibility into future customer demand, actual revenue may be different from our forecasts, which could adversely affect our margins and ability to maintain profitability.

THE HIGH PERFORMANCE AUTOMOTIVE PARTS MARKET IS COMPETITIVE WITH SEVERAL COMPETITORS THAT MAY OFFER PRODUCTS SIMILAR TO OURS WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

          Competition within the automotive performance parts industry is highly competitive with thousands of companies engaged in different facets of the business both domestically and abroad. Our competitors range from small family owned and operated businesses to mid to large sized specialty manufacturers to large, independent domestic and international manufacturers that supply the types of products we manufacture. In addition to the growing trend of private label branding by our distributors and OEMs, we have also observed several of our competitors, large and small, file for bankruptcy or significantly curtail production due to an inability to access needed capital and credit to maintain operations. As several of our competitors are forced from the market, we believe that we are in a strong position to fill gaps left by these competitors and gain a sizable portion of the market. We believe that product quality, cutting edge technology, design, delivery and cost are the primary elements of competition in our industry and strive to maintain the highest product and service standards and lowest costs. While we expect further fallout from the economic conditions in the U.S. and abroad, we expect competitive pressures in our niche market to remain strong both from remaining competitors and from new global competitors many of which may have greater financial resources than us, have extensive distribution networks, and have economic advantages such as lower labor and benefit costs, lower taxes, and in some cases, governmental assistance. To remain competitive and to grow into a medium to large manufacturer, we intend to continue to anticipate technological advances by our competitors, look to form joint ventures and continue to maintain cutting edge equipment and processes that may lead us to develop new manufacturing techniques to make our products more efficiently and at competitive global prices. Our business may be adversely affected if we do not sustain our ability to meet customer and distributor requirements relative to technology, design, quality, delivery and cost. Further, our inability to acquire market share from our competitors could inhibit our ability to sustain our expansion efforts and negatively affect our operations.

IF WE FAIL TO PROMOTE AND MAINTAIN OUR BRAND IN THE MARKET, OUR BUSINESSES, OPERATING RESULTS, FINANCIAL CONDITION, AND OUR ABILITY TO ATTRACT CUSTOMERS WILL BE MATERIALLY ADVERSELY AFFECTED.

          Our success in the high performance automotive racing market depends on our ability to create and maintain brand awareness for our product offerings. This may require a significant amount of capital to allow us to market our products and establish brand recognition and customer loyalty. Although we have observed several competitors file for bankruptcy or significantly decrease production due to current economic conditions, several of our competitors are larger than us and have substantially greater financial resources. Additionally, many of the companies offering high performance automotive parts and services have already established their brand identity within the marketplace. We can offer no assurances that we will be successful in establishing awareness of our brand allowing us to compete in this market. The importance of brand recognition will continue to increase because low barriers of entry to the industries in which we operate may result in an increased number of direct competitors. To promote our brands, we may be required to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS BY THIRD PARTIES.

          We have registered our logo (Serial Number 77149510/Registration Number 3384305) and word mark (Serial Number 77150396/Registration Number 3397455); the mark “SRP Scorpion Racing Products” (Serial Number 77546437); and word mark (Serial Number 77175743/Registration Number 3402820) and “Stable Mate” logo (Serial Number 77182783/Registration Number 3402824) with the United States Patent and Trademark Office. We have also registered a design patent (Number D587,284) for our roller rocker arm, and patent application (Number 60/652,723) which will be utilized when we commence operations through MPS. Even though registered, our intellectual property could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could expose us to the following risks, among others, we may be required to:

•	Defend against infringement claims which are expensive and time consuming;

•	Cease making, licensing or using products that incorporate the challenged intellectual property;

•	Re-design, re-engineer or re-brand our products or packaging; or

•	Enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

          We are also aware of competitors that counterfeit and infringe our intellectual property. While we intend to vigorously pursue such persons or entities, we cannot assure you that we will be able to identify all such parties or that we will have adequate time and resources to enforce and to protect our intellectual property rights through litigation or otherwise, or that we will be successful in doing so. Any of the foregoing outcomes would negatively impact our business, results of operations and financial condition.

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

          The principal raw materials we use in the manufacture of our automotive parts are steel and aluminum. We currently purchase raw material from 19 different material suppliers with whom we have no written purchase contracts. Our three largest suppliers, combined, represent 30% of all raw materials we purchased in 2008 and 37% purchased during 2007. Any supplier and any order may be terminated or rejected by any supplier at any time. From time to time, particularly during periods of increased industry-wide and global demand, steel and aluminum have been in short supply; however, the prices for the raw materials we use plummeted in 2008. We anticipate that prices will once again rise and have tried to minimize risks by maintaining inventories in excess of our current and projected needs. However, we can make no assurances that we will be able to maintain adequate stockpiles or that we will be able to acquire and stockpile raw materials in the event prices increase. Our failure to ensure a steady supply of raw material or any significant interruption in the supply of raw materials could have a material adverse effect on our operations and ability to timely fulfill orders that could result in lost orders and revenue.

THE FAILURE TO INVEST IN AND MAINTAIN STATE OF THE ART EQUIPMENT AND PROCESSES COULD DISRUPT THE OPERATION AND GROWTH OF OUR BUSINESS AND RESULT IN THE LOSS OF BUSINESS.

          We have invested significantly in equipment, which accounts for over 77% of our assets. We believe that our success is dependent, in large part, on our continued investment in sophisticated equipment, robotics and processes. We typically purchase equipment for cash or on short-term lease and do not purchase extended warranties or maintenance programs due to our belief that the processes we use are evolving so rapidly that we must replace, overhaul or retool our equipment and processes before the end of the useful life of the equipment. We currently replace or overhaul equipment every 3-5 years. Equipment taken out of use is either retained for parts or resold to used equipment buyers. We may be unsuccessful in anticipating, managing, adopting and integrating new or refurbished equipment on a timely basis, or we may not have the capital resources available to invest in new equipment and processes that could materially affect our operations.

OUR OPERATIONS COULD SUFFER FROM EQUIPMENT DOWNTIME, DISRUPTIONS OR INCREASED COSTS.

          We are not dependent on any one piece of equipment to maintain current levels of production and have engineered our equipment to perform a variety of tasks so that we can quickly substitute equipment to compensate for routine and unexpected downtime due to repair or breakdown. However, in the event that a substantial number of pieces of equipment are damaged, break down or require extended maintenance, our customers could experience interruptions in our service as well as delays, and we might incur additional expense in arranging new facilities and services. In the event of a disaster in which a substantial number of pieces of equipment are irreparably damaged or destroyed, we could experience lengthy interruptions in production. While we have not experienced extended equipment failures in the past, any interruptions or delays in our production could harm our relationships with customers and our reputation. We do not maintain insurance in the event of damage or interruption which costs would be incurred by the Company. These factors in turn could damage our brand and reputation; reduce our revenue; subject us to liability; cause us to issue credits; or cause customers to fail to renew their orders; any of which could adversely affect our business, financial condition and results of operations. Temporary or permanent loss of our equipment could limit our ability to conduct our business and result in lost revenue.

OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL INVESTIGATION, REMEDIATION AND COMPLIANCE COSTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          Our operations are subject to federal, state and local laws and regulations governing emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. While we believe that our operations and facilities are being operated in compliance in all material respects with applicable environmental health and safety laws and regulations, the operation of precision metal machining and anodizing facilities entails risks in these areas making us subject to penalties and costs associated with noncompliance of various federal, state and local environmental regulations. There can be no assurance that we will not incur material costs or liabilities, including substantial fines and criminal sanctions for violations. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material.

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

WE INCUR INCREASED COSTS AS A RESULT OF BECOMING A PUBLIC COMPANY AND UNLESS WE OFFSET THESE ADDITIONAL COSTS BY DECREASING OTHER EXPENSES AND/OR INCREASING REVENUE, WE MAY NOT BE ABLE TO ABSORB THESE COSTS WHICH MAY ADVERSELY AFFECT OUR OPERATIONS.

          As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as amended, as well as new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. We strive to comply with implementing corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations; however, compliance with these new rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. The measures we take may not be sufficient to satisfy our obligations as a public company and we expect the implementation costs and engagement of professionals to assist in the implementation to be prohibitive in the short term.

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

THE LACK OF EXPERIENCE OF OUR CURRENT MANAGEMENT TEAM IN MANAGING A REPORTING COMPANY MAY PUT US AT A COMPETITIVE DISADVANTAGE

          Our executive officers have not managed a publicly traded company prior to Scorpion and have limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition into a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. In particular, these new obligations will require substantial attention from our President and Office Manager and may divert their attention away from the day-to-day management of our business, which would materially and adversely impact our business operations. We intend to hire additional executive level employees, but there can be no assurance that our current or future management team will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements. Our failure to do so could lead to penalties, loss of trading liquidity, and regulatory actions and further result in the deterioration of our business through the redirection of resources.

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

          The offer and sale of our securities to non-US investors, while exempt from registration in the United States under Regulation S, are subject to regulation by a number of foreign regulatory agencies. As with U.S. securities regulation, foreign regulation is concerned with investor protection. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

•	Initiating investigations;

•	Issuing warning letters and cease and desist orders;

•	Requiring compliance;

•	Requiring consumer redress, such as requiring that a company offer to rescind securities previously sold to investors;

•	Seeking injunctive relief; and/or

•	Imposing civil penalties.

          In 2004, we were notified by regulators in the United Kingdom, the Netherlands, Canada, Australia, Finland, New Zealand and Sweden that our offering of securities may have violated solicitation restrictions in those countries. Upon notice, we immediately contacted the respective regulators and agreed to cease making offers and sales to new investors in the United Kingdom, the Netherlands, Canada, Australia, Finland, New Zealand and Sweden until and unless we comply with each jurisdiction’s prospectus and registration requirements. In each case, we complied with each regulator’s request and each inquiry was closed. We are not aware of any further relief or inquiry by any foreign securities regulator. We have not, and do not intend to make offers or sales to new investors in those jurisdictions or any jurisdiction that prohibits our doing so. We intend to comply with all applicable laws and regulations, however, our failure to comply with applicable laws or the restrictions imposed by foreign regulators could subject us to sanctions, force us to rescind all or a portion of the Regulation S offering, and/or reimburse purchasers, any of which could have a material adverse effect on our business and results of operations. We cannot assure you that any future proceedings or investigations, if any, will not have a material adverse effect on our business or operations.

ADVERSE PUBLICITY ASSOCIATED WITH REGULATORY NOTICES ABOUT OUR PRACTICES IN THE OFFER AND SALE OF OUR SECURITIES ABROAD COULD HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.

          As a result of the regulatory actions and our agreement to cease selling in the United Kingdom, the Netherlands, Canada, Australia, Finland, New Zealand and Sweden, we have been subject to adverse publicity in the form of published notices on foreign regulatory websites and discussions in private chat rooms or websites. This type of adverse publicity, whether or not accurate, that associates the purchase of our securities, or questions our sales practices, or claims that such sales practices are not allowed could have a material adverse effect on our reputation, the demand for our products, and our ability to generate revenues. Adverse publicity concerning any actual or purported failure of us to comply with applicable laws and regulations regarding the sale of our securities abroad, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect our ability to attract, motivate and retain distributors, which may cause a decline in consumer interest in our products and services which would negatively impact our ability to generate revenue. In addition, investors’ perception of the Company may be adversely affected by negative publicity that may adversely affect our ability to raise capital through the sale of our equity securities which may, in turn, adversely affect our operations and/or delay our expansion plans.

TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS, WE INTEND TO ISSUE ADDITIONAL SHARES OF STOCK WHICH WILL DILUTE ALL SHAREHOLDERS

          We may require additional capital for the acquisition, replacement or repair of equipment, processes or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have relied on financing through the ongoing sale of our securities outside the United States pursuant to Regulation S. Since 2004 and through December 31, 2008, we have raised aggregate gross proceeds of $35,674,024 through the sale of our securities to foreign investors. Our cash offering expenses on these sales average 40% of the proceeds raised, which includes commissions to third party foreign brokers and finders fees to existing shareholders for introducing new investors. Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders.

SHARES ELIGIBLE FOR SALE OR CONVERTIBLE INTO SHARES IN THE FUTURE COULD NEGATIVELY AFFECT OUR STOCK VALUE AND DILUTE SHAREHOLDERS

          There is currently no market for our shares of common stock. However, in the event a market for our common shares develops, the market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2008, we had 36,039,670 issued and outstanding shares of common stock of which our officers and directors hold or control 20,000,000 shares or 55%.

          As of December 31, 2008, there were 34,291,348 shares of restricted common stock that will be issuable upon exercise of 16,906,620 outstanding stock options issued to existing non-US shareholders. We have not issued options or other securities under our equity incentive plan; however, we may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the value of our common stock.

OUR MANAGEMENT AND PRINCIPAL SHAREHOLDERS IN THE AGGREGATE, OWN OR CONTROL APPROXIMATELY 55% OF OUR OUTSTANDING COMMON SHARES AND AS MAJORITY SHAREHOLDERS, ARE ABLE TO CONTROL VOTING ON ISSUES AND ACTIONS THAT MAY NOT BE BENEFICIAL OR DESIRED BY OTHER SHAREHOLDERS.

          As of December 31, 2008, Robert and Teresa Stopanio, as husband and wife, jointly own 27.5% of the issued and outstanding common stock. On May 2, 2008, the Company entered into an agreement to buy back 10,000,000 shares of common stock held by Yali Golan and his spouse. Under the terms of the buyback agreement, the Golans transferred to the Company all of the voting rights in and to the shares. As officers of the Company, Robert and/or Teresa Stopanio have been designated by the Company, as proxy, to vote the shares at any meeting of the shareholders of the Company and/or upon any and all matters to be decided by a vote of the shareholders eligible to vote. Accordingly, the Stopanios may control 20,000,000 shares or 55% of the voting shares and as such could elect all directors, and dissolve, merge or sell our assets or otherwise direct our affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the value of our common stock.

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

          With the exception of 20,000,000 shares of our common stock issued to or otherwise controlled by officers and directors and 200,000 shares held by US shareholders, all of our shares of issued and outstanding common stock and all of our issued and outstanding unit purchase options are subject to the resale restrictions under Rule 903 of Regulation S, as amended. Under Category 3, offering restrictions (as defined under Regulation S) had to be in place in connection with our ongoing Regulation S offering that commenced in 2004. These restrictions include:

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

FUTURE RESALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

          While we do not contemplate a market for our common stock in the foreseeable future, in the event a public market for our securities develops, a substantial portion of our outstanding shares of common stock would be eligible for resale to the public pursuant to Rule 144. Rule 144, as amended, provides that a person (or persons whose shares are aggregated) who is a non-affiliate may sell his shares, without any volume limitation, if he has satisfied a six month holding period. Affiliates (members of our management, control persons and related parties) may sell after satisfying a one year holding period, subject to volume requirements, manner of selling and reporting requirements. In addition, we may also issue additional shares of stock and securities convertible into or exercisable for our common stock in connection with our business and pursuant to our equity incentive plan for employees and consultants. At such time as a market develops, if ever, resale of a significant portion of our issued and outstanding common stock after these restrictions lapse or are satisfied could have a depressive effect on the price of our common stock in any public market that develops, may impair our ability to raise capital by selling additional securities, and may restrict the liquidity of an investor’s investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          Although we are not an accelerated or large accelerated filer, we are voluntarily disclosing that we received comments from the SEC regarding our Form 10 filed under CIK No. 0001414792 on October 12, 2007. We filed our response to such comments, along with Amendment No. 1 to our Form 10 on February 11, 2008 to address updated interim financial information, disclose distributions made to a related party, disclose our engagement of a CFO advisory services consultant, and to update the status of pending or threatened litigation. We received further comments and filed a response and Amendment No. 2 to our Form 10 on May 30, 2008. We received further comments for clarification relating to disclosures in the Notes to our audited financials for the periods ended December 31, 2006 and December 2007. In response to the SEC’s comments, we filed Amendment No. 3 to our Form 10 and Amendment No. 1 to our Form 10-K, on November 21, 2008 to clarify certain items in our consolidated financial statements, including (i) an entry to our Statements of Operations to reflect an impairment loss of $122,296 that was recognized during 2006 as a component of the Company’s total operating expenses for the period; (ii) an addition in Note 1 of our consolidated financials to reflect the effects of adopting FIN No. 48 for the fiscal year ended December 31, 2007; (iii) a clarification of valuation allowance increases disclosed in Note 4; and (iv) disclosure in Note 2 of the results of an expanded and more formal impairment analysis for furniture, fixtures and equipment, the results of which, management believes, indicate that no impairment charges need to be taken for fiscal year ended December 31, 2007 and subsequent interim periods. Both the Amendment No. 3 to our Form 10 and Amendment No. 1 to Form 10-K for the period ended December 31, 2007 update “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to include the results of the expanded and more formal impairment analysis for furniture, fixtures and equipment to our discussion of “Intangible Assets” under our Significant Accounting Policies. We filed Amendment No. 4 on Form 10 on January 11, 2009 solely to include an additional risk factor in Item 1A that addresses the effects of the current declines in the automotive industry on our operations and ability to raise capital in the equity markets and to correct typographical errors in our financial statements in Item 15 on (i) page F-3 of our Consolidated Statements of Operations at December 31, 2006 and 2005, which incorrectly reported total of expenses of $2,043,909 and is corrected herein to reflect the correct amount of $2,296,454; and (ii) page F-28 of the Notes to our Financial Statements at December 31, 2007 and 2006, with respect to the tabular information regarding deferred tax assets which incorrectly indicated a deferred tax asset of $982,000 (2007) and $592,000 (2006) and is hereby corrected to reflect $2,063,000 (2007) and $ 1,081,000 (2006). We are filing Amendment No. 5 to our Form 10 on or about the same date as the filing of this Report to update our financial information and disclosures about our current operational activities.

ITEM 2.	PROPERTIES

          Our current headquarters and principal production facilities are located at 3000 SW 4th Avenue, Fort Lauderdale, Florida 33315. This facility is a 30,000 square foot single story building built in 1970. We own this facility through our wholly owned subsidiary, Scorpion Real Estate Investments of Broward County, LLC. In connection with the Company’s buy back of shares held by Yali Golan and his spouse on May 2, 2008, the Company executed a note that is secured by and subject to a Mortgage and Security Agreement on this property. Under the terms of the Mortgage and Security Agreement, a copy of which is filed as an exhibit to our Form 8-K filed with the SEC on May 5, 2008, the Company retains the right to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice from the Golans.

          We continue to retrofit our Ocala facility, which will become our future headquarters and principal production facility located at 5417 NW 44th Avenue, Ocala, Florida 34482. This facility, a single story building built in 1989, totals 36,000 square feet and is located on 10.5 acres. We own this facility through our wholly owned subsidiary Scorpion Real Estate of Marion County, LLC and currently have no mortgage on this property.

          We lease warehouse space in Ocala, Florida to store raw materials and equipment purchased in anticipation of our relocation to the Ocala facility which has been delayed due to construction and permitting delays beyond our control. The lease is on a year-to-year basis at an aggregate rent of $42,400 per year.

ITEM 3.	LEGAL PROCEEDINGS

          We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. On May 16, 2008, we settled for $75,000.00 a case filed by Leonard Codomo for an alleged breach of contract and unjust enrichment in connection with the delivery of a rocker arm machine. On March 24, 2009, the Court dismissed Carl del Spina’s claims and entered a default judgment in favor of Scorpion Performance in connection with Scorpion’s purchase of its manure waste packaging patent. The following matters are currently pending and updated as follows:

1)

British American Insurance Company (Trinidad) Limited, a company incorporated pursuant to the laws of Trinidad and Tobago v. Robert Stopanio, Teresa Stopanio, Blue Thunder Racing Engines, LLC, Blue Thunder Racing Engines and Scorpion Performance, Inc., Case No. CACE07008295 filed in the 17th Circuit Court for and in Broward County, Florida in April 2007. British American alleges breach of contract in connection with repair work for marine racing engines and is seeking compensatory damages and interest in excess of $50,000. This matter remains pending.

2)

In 2004, we were notified by regulators in the United Kingdom, the Netherlands, Canada, Australia, Finland and New Zealand that our offering of securities may have violated solicitation restrictions in those countries. Upon notice, we immediately contacted the respective regulators and agreed to cease making offers and sales to new investors in the United Kingdom, the Netherlands, Canada, Australia, Finland and New Zealand until and unless we comply with each jurisdiction’s prospectus and registration requirements. In each case, we complied with each regulator’s request and each inquiry was closed. In April 2006, a warning was posted on the Internet that the Company was not authorized by the Swedish Financial Supervisory Authority to provide financial services in Sweden. We immediately ceased selling activities in Sweden. We are not aware of any further relief or inquiry by any foreign securities regulator. We have not, and do not intend to make offers or sales to new investors in those jurisdictions or any jurisdiction that prohibits our doing so. We intend to comply with all applicable laws and regulations, however, our failure to comply with applicable laws or the restrictions imposed by foreign regulators could subject us to sanctions, force us to rescind all or a portion of the Regulation S offering, and/or reimburse purchasers, any of which could have a material adverse effect on our business and results of operations. We cannot assure you that any future proceedings or investigations, if any, will not have a material adverse effect on our business or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIIES

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

          It is not possible to predict where, if at all, our common stock will be traded following qualification of our securities for trading. Even if our common stock is accepted for quotation, it is not certain that an orderly market will develop. The trading markets, if any, may be influenced by many factors, including the depth and liquidity of the market for such securities, developments affecting our business generally, the impact of the factors discussed under Item 1A “Risk Factors”, investors’ perceptions of our company and its business, our operating results, our dividend policies and general economic and market conditions.

Number of Stockholders

          As of December 31, 2008, there were approximately 36,039,670 shares of common stock issued and outstanding to 647 shareholders and 16,906,620 Unit Purchase Options that are convertible into an aggregate of 32,291,348 shares of our common stock.

          With the exception of 20,000,000 shares owned or controlled by our officers and directors and 200,000 shares held by US shareholders, our shares and Unit Purchase Options were offered and sold only to non-affiliated existing non-U.S. shareholders. No Unit Purchase Options were sold to employees or affiliates of the Company. Each Unit Purchase Option was sold at $.50 per Unit, with each Unit consisting of two shares of common stock at an exercise price of $1.00 per share. The Unit Purchase Options mature on December 31, 2009.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, there were no stock options or other equity incentive securities issued and outstanding as follow:

Equity Compensation Plan Table

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

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

          From January 1, 2007 through December 31, 2007, we raised a total of $10,779,005, of which $7,062,812 was generated through the sale of our common stock and $3,715,818 was generated through the sale of unit purchase options. For common stock sales, we issued 3,751,955 shares to foreign investors priced between $1.50 and $3.00. For Unit Purchase Options, we issued 7,431,636 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2009. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $5,364,074. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States.

          From January 1, 2008 through December 31, 2008, we raised a total of $6,319,612 of which $4,409,039 was generated through the sale of our common stock and $1,910,573 was generated through the sale of unit purchase options. For common stock sales, we issued 3,751,955 shares to foreign investors priced between $1.50 and $3.00. For Unit Purchase Options, we issued 3,821,146 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2009. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $3,067,771. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States.

ITEM 6.	SELECTED FINANCIAL DATA

          As a “smaller reporting company” we are permitted to scale disclosure and therefore, are not providing the information contained in this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Our financial statements are consolidated to include the accounts of Scorpion Performance, Inc., our active subsidiaries, Anodize, LLC, Scorpion Real Estate Investments of Broward County, LLC, Scorpion Real Estate Investments of Marion County, LLC, Scorpion Racing Products, Inc., Scorpion Medical Technologies, LLC and our non-operational subsidiaries Manure Packing Systems, LLC and World Waste Management, LLC. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this registration statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this registration statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in Item 1A of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OUTLOOK

          Disruptions in the U.S. and global financial markets and restrictions on credit and liquidity are adversely impacting the availability and cost of credit for companies regardless of industry. As companies respond to rapidly changing conditions, we believe the costs of capital will negatively impact business in the short term which could result in further failed businesses and bankruptcies. Such events could, in turn, negatively affect our business either through loss of sales to our distributors and customers, or through our inability to meet our commitments or meet them without excess expense, due to the loss of supplies from any of our suppliers so affected.

          Overall negative economic conditions, including the deterioration of global financial markets, reduced credit availability and lower consumer confidence have significantly impacted the consumer spending and the automotive industry has been particularly hard hit. Automotive production and sales have deteriorated substantially and are not expected to rebound significantly in the near term. Considering the drastic changes to consumer demand for automobiles and corresponding decrease in automobile production we have assessed the demand for parts and determined that specialty automotive parts such as those we produce continue to remain a viable business because our core customers are generally car enthusiasts that are passionate about performance and craftsmanship. We also believe that customers, in general, will be holding onto their vehicles for longer periods and will be seeking products such as ours that may enhance vehicle performance and enjoyment of the consumer.

          Furthermore, we have observed several of our competitors, small and large, file for bankruptcy or significantly curtail production due to an inability to access needed capital and credit to maintain operations. As several of our competitors have been forced from the market, we have been able to pick up open orders and believe that our competitive strengths (automation, technology, low costs, customer service and flexibility) will ensure that we continue to service customers of our former competitors for the long term.

          To remain competitive, we intend to expand our existing line of automotive parts (including lifters, push rods, valve springs and fuel rail kits) through our subsidiary, Scorpion Racing Products. We spent approximately $133,380 in 2008 in connection with the third quarter launch of Scorpion Racing to target marketing and sales of our related components through distributors and believe that sales through this subsidiary will increase in 2009 as a result of our marketing and advertising campaigns.

          We believe our move to larger space in our Ocala facility will allow us to triple capacity and output. The transition from our Ft. Lauderdale facility to the Ocala facility has been delayed due to significant unforeseen expenses incurred with the retrofitting of our facility and delays with permitting, zoning and a pending road widening project by Marion County. As a result, we anticipate that the Ocala facility will be fully operational in the third quarter of 2009 and have revised our estimates of future costs necessary to make the facility operational to reflect an additional $350,000 in addition to implementation costs of $1,552,467 already expended. By making ongoing capital improvements, we believe we can increase productivity with no additional personnel, however there can be no assurances that productivity increases will be achieved, or that our Ocala facility will be fully operational by the target date of the third quarter of 2009, or that our estimated implementation costs will be adequate.

          With additional manufacturing capabilities, we believe we will be able to accommodate the medical components industry which we intend to operate through Scorpion Medical. We have targeted the medical components industry based on our belief that the medical component industry is less sensitive to economic downturns than the automotive parts industry, as the need for surgical tools is less discretionary than the need for a new auto or an engine rebuild. During the year ended December 31, 2008, services for medical related products accounted for approximately 12% of our total revenue. We anticipate that increased production capabilities together with ISO certification will allow us to expand our manufacturing capabilities to service the medical components industry. We do not anticipate incurring additional costs associated with ISO certification and special equipment outfitting for our Ocala facility.

          We also intend to aggressively market our existing anodizing services and private label services. Expenditures related to expanding our anodizing services will primarily be for advertising and promotion to the medical components industry which we estimate will be approximately $36,000 during the next twelve months.

SIGNIFICANT ACCOUNTING POLICIES

          Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of our year end audited consolidated financial statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

          Use of Estimates — Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our manufacturing equipment, cost of maintenance of robotic equipment, economic benefit of R&D generated improvements in our manufacturing equipment and processes, our marketing initiatives ability to generate sufficient business to support expand production capacity, potential inventory requirements as well as obsolescence and our net operating loss for tax purposes. Actual results could differ from those estimates.

          Cash and Equivalents — We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. During the period ended December 31, 2008 we have not experienced any losses in such accounts.

          Accounts Receivables — Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. In estimating credit risk, management considers the customer’s specific performance history with other vendors, credit bureau reports and industry reputation. During the period ended December 31, 2008 no losses have been incurred from uncollectable accounts.

          Inventory — Inventories are reported on the lower of cost (FIFO) or market value basis. We periodically perform an evaluation of inventory for excess and obsolete items. Such evaluations include evaluating the marketability of raw materials, subcomponent parts, the existence of an open active customer purchase order for work in process, the salability of any finished goods and the usability of any packaging materials. Since finished goods are built to order on a “just in time” basis and generally ship within a few weeks of production. We do not build product for speculation. The bulk of the inventory value is in raw materials or work in process. Work in process is covered by a customer purchase order. Raw materials inventory is composed primarily of steel rods and aluminum billets. Both materials are fungible and excess inventory, if any, can be readily liquidated in the open market. During the period ended December 31, 2008 no obsolescence losses have been recorded.

          Revenue Recognition — Our revenue, to date, has been derived from the sales of Scorpion brand and private label products and from the sale of anodizing services. Revenue is recognized in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following criteria are met:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the seller’s price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.

These conditions are typically met, both for product sales and anodized services, upon shipment of finished products to our customers.

          Intangible Assets — We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. In August 2008, we revised and improved our impairment analysis for long-lived assets. The improved analysis included fair value estimates for our facilities which includes land, building and improvements. For our furniture, fixtures and equipment we performed an analysis of the projected discounted cash flow generated from our operations. The results of this analysis were sufficient to permit us to conclude that no impairment charge was required to our long-lived assets.

RESULTS OF OPERATIONS

          The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the years ended December 31, 2008 and December 31, 2007. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007

NET INCOME

          Net revenue for the year ended December 31, 2008 was $2,867,578 an increase of $938,510 or 49%, compared to net revenue of $1,929,068 for the year ended December 31, 2007. The increase in net revenue was primarily the result of increased sales through a greater number of distributors and continued increases in our promotional efforts.

NET REVENUE BY SOURCE

	YEAR ENDED December 31, 2008		YEAR ENDED December 31, 2007		CHANGE FROM PRIOR YEAR
PRODUCTS
Scorpion Brand	$890,305	31%	$707,849	37%	$182,456	26%
Private Label	$1,414,332	49%	$858,465	44%	$555,867	65%

Total Products	$2,304,637	80%	$1,566,314	81%	$738,323	47%

SERVICES
Anodizing:
Racing Products	$219,127	8%	$362,754	19%	$(143,627)	-40%
Medical Components	$343,814	12%	—	—	—	—

Total Services	$562,941	20%	$362,754	19%	$200,187	55%

NET REVENUE	$2,867,578	100%	$1,929,068	100%	$938,510	49%

          Cost of sales for the year ended December 31, 2008 was $2,180,824 an increase of $897,104 or 70% compared to cost of sales of $1,283,720 for the year ended December 31, 2007. $624,542 of the increase was due to increased sales volume and $272,562 of the increase was due to increased production labor costs in connection with increased staffing levels in anticipation of increased sales. Gross profit for the year ended December 31, 2008 was $686,754 an increase of $41,406 or 6%, compared to gross profit of $645,348 for the year ended December 31, 2007.

          Total operating expenses for the year ended December 31, 2008 were $3,310,196, an increase of $222,456 or 7% as compared to total expenses of $3,087,740 for the year ended December 31, 2007. The change is primarily a result of the following:

•	Selling and marketing expenses increased $133,380 or 18% as a result of the launch of additional advertising connected with the launch of Scorpion Racing Products;

•	Research and development expenses decreased $162,358 or 49% due primarily to the prioritizing of and reduction in the number of projects involving MPS, a subsidiary that is currently dormant;

•	Salaries and benefits expense decreased $182,118 or 24% primarily as a result of adjusting staffing levels in 2008 in connection with increased automation and robotics;

•	Gain on sale of equipment in 2008 for $32,750.

•	General and administrative expense increased $400,802 or 31% which is primarily a result of the following:

	o	a $219,716 increase in depreciation expense also a result of increased investment in equipment;

	o	an $86,711 increase in automobile expense due to increased travel between our Ft. Lauderdale facility and our Ocala facility and increased maintenance as vehicles age;

	o	a $39,962 increase in utilities primarily the result of increased rates and usage;

	o	a $29,169 increase in professional fees due to contractual issues;

	o	a $14,906 increase in small tools and shop supplies due to increased production.

          Other Income (Expense) for the year ended December 31, 2008 was ($126,828) an increase of $144,538 or 816% as compared to other income of $17,710 for the year ended December 31, 2007. This category is composed of interest income net of interest expense. The increase in expense is primarily a result of a lawsuit settlement of $75,000 and increased interest expense of $66,773 associated with the issuance of debt to buy back stock of the Company as discussed more fully in the liquidity comments.

          We realized a net loss of $2,750,270 for the year ended December 31, 2008 as compared to a net loss of $2,424,682 for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 2008, we had an accumulated deficit of $(9,382,912) and cash and cash equivalents of $297,838. For the year ended December 31, 2007 our accumulated deficit and cash equivalents were $(6,632,642) and $1,827,951, respectively.

          Our primary sources of liquidity during our last two fiscal years have been cash flows generated from our operations and the sale of our equity securities to foreign investors. Our cash flows from operations are derived primarily from the manufacture and distribution of high performance auto parts, particularly rocker arms and from our anodizing services. Anodizing services are primarily a component of our rocker arm manufacturing process which other manufacturers utilize from time to time for both automotive applications as well as non-automotive applications including medical components and equipment. We sold shares of our common stock and unit purchase options to non-US resident investors in an offering intended to meet the exemptions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). For the period ended December 31, 2007, we received funded subscriptions from the sale of our common stock in the amount of $7,063,187 and $3,715,818 from the sale of unit purchase options, less aggregate selling expenses of $5,364,074 for aggregate net proceeds of $5,414,931. For the period ended December 31, 2008, gross proceeds from the sale of our common stock and unit purchase options were $4,409,039 and $1,910,573, respectively, less aggregate selling expenses of $3,067,771, for aggregate net proceeds of $3,251,841.

          Cash flows from operations and funds received from the sale of our common stock and unit purchase options have been used for operational purposes, equipment purchases, and costs related to the outfitting of our Ocala facility. Operating cash flow fluctuations were substantially driven by the increase in sales and associated costs. Further, as a result the world wide economic recession brought on by the credit crunch in the third quarter of 2008, our access to capital markets became restricted and we were required to draw down our available cash balances and modify our budget and planning forecasts which included postponing certain research and development and equipment purchases. We closed 2008 by instituting a reduction in workforce hours and other cost cutting measures intended to reduce our operational dependency on capital injections.

          We believe that our operating and capital requirements in connection with operations have been and will continue to grow and sustain operations over the next twelve months. Because our primary uses of cash are for capital expenditures, research and development, remaining one-time costs associated with completion of our facility in Ocala, Florida, repayment of debt and pursuit of new business opportunities, we believe we are in a position to delay or scale back certain of these expenditures, should the need arise, with little impact to our operations. In addition, we will continue to seek capital from foreign investors to the extent such capital is available.

Cash Flows for the Year Ended December 31, 2008

Cash Flows from Operating Activities

          Operating activities used net cash for the year ended December 31, 2008 of $1,530,113. Net cash used reflects an adjusted net loss for the year ended of approximately $2,178,426, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $290,602 of cash used to support net changes in working capital items, which included:

•	a $3,104 decrease in accounts receivable in spite of increased sales, as a result of increased collection efforts,

•	a $238,413 decrease in inventory costs due to relocation of storage facilities from Ft. Lauderdale to our expansion facility in Ocala,

•	a $314,397 increase in other current assets also as a result of increased sales, and

•	a $363,482 decrease in accounts payable and accrued expenses as a result of increased production to support increased sales.

Cash Flows used in Investing Activities

          Our investing activities used $2,080,644 in net cash during the year ended December 31, 2008. Net cash used is composed entirely of capital expenditures for equipment and outfitting the Ocala facility.

Cash Flows from Financing Activities

          Our financing activities provided net cash of $2,438,355 for the year ended December 31, 2008. We raised approximately $4,409,039 and $1,910,573 through the sale of our common stock and unit purchase options, respectively, net of $3,067,771 in issuance costs. We also expended $500,000 for the acquisition of the Company’s common stock to return to treasury.

Financial Position

          Our total assets increased $51,568 or 1% to $9,723,000 as of December 31, 2008 from $9,671,432 as of December 31, 2007 primarily as a result of a net increase in property and equipment of $1,508,800 for new and replacement equipment, which was almost entirely offset by a decrease in total current assets of $1,457,232. The decrease in total current assets was primarily associated with a $1,530,113 reduction in cash balances to support operating activities along with a $72,881 net increase in other current assets, all related to supporting our increasing sales.

Material Commitments

          The Company entered into an agreement a former director to buy back 10,000,000 shares of the Company’s common stock for the aggregate purchase price of $2,500,000. Under the terms of the Stock Purchase Agreement, the Company purchased the shares at a price of $0.25 per share with a cash purchase price of $500,000 and the balance of $2,000,000 in the form of a Note secured by and subject to a Mortgage and Security Agreement on the Company’s primary manufacturing facility and real property located in Broward County, Florida. Under the terms of the Note executed on May 2, 2008, the Company will pay $2,000,000, together with 7% interest per annum payable monthly in an amount that would result in equal monthly payments being made until final payment of the remaining balance due on January 1, 2013 (the “Due Date”). There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement. The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. The Company may also extend the Due Date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018. The Note is secured by and subject to a Mortgage and Security Agreement on the Company’s primary manufacturing facility. Under the terms of the Mortgage and Security Agreement executed on May 2, 2008, the Company retains the rights to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice. As of December 31, 2008, we owe $1,686,514 on the Note. We have not exercised the Company’s option to pay interest only.

          We had no outstanding purchase commitments to purchase raw materials as of December 31, 2008.

          We believe that $550,000 of our budget remains to be spent over the next nine months to complete the construction and outfitting of our expansion facility in Ocala. The transition from our Ft. Lauderdale facility to the Ocala facility has been delayed due to significant unforeseen expenses incurred in the process of completing the retrofitting of our facility, particularly associated with electrical systems, window installations and HVAC systems, permitting and zoning delays and a pending road widening project by Marion County that will impact our property. Consequently, we have revised our estimates of future costs necessary to make the facility operational to reflect and additional $350,000 in addition to the amounts already expended.

OFF BALANCE SHEET ARRANGEMENTS

          None.

RECENT ACCOUNTING PRONOUNCEMENTS

          Refer to Note 1 to our consolidated financial statements attached to this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We do not believe we have any material exposure to market risk associated with our cash and cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          We have no changes or disagreements with our auditors, Jewett, Schwartz, Wolfe & Associates.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Fiancial Reporting—Endurance for Smaller Public Companies. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this annual Report.

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

          Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers, key employees and directors. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position
Robert Stopanio	44	Director, Chairman, President
Teresa Stopanio	46	Secretary, Office Manager
Luke Whalen	27	Chief Operating Officer
Karen Rodgers	54	Controller

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

          Luke Whalen, became Chief Operating Officer of the Company in January 2009 and is responsible for managing the day-to-day manufacturing operations of Scorpion as well as working with the President of the Company to develop new product lines. Mr. Whalen oversees Scorpion’s operational procedures, new product development, quality control, supply chain management and sales initiatives. Since 1999 and prior to his promotion as COO, Mr. Whalen served as chief mechanic of the Company.

          Except as disclosed under Item 13, there are no business relationships between any of the officers and directors and the Company. Management is not aware of any material proceedings to which any director or officer of the Company is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

          To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors

          Our Board of Directors currently consists of one director, Robert Stopanio. Our Bylaws provide that our board shall consist of not less than one nor more than nine individuals. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Committees

          To date, we have not established a compensation committee, nominating committee or an audit committee. Our Controller, Karen Rodgers, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls.

Compliance with Section 16(a) of the Exchange Act

          Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2008, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Code of Conduct

          In 2008, the Company adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Financial Code of Business Conduct was filed as Exhibit 14 to this Report.

Corporate Governance

          There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

          The following table sets forth annual compensation for our officers for each of the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert	2008	$132,500	-0-	-0-	-0-	-0-	-0-	-0-	$132,500
Stopanio,
President	2007	$265,000	-0-	-0-	-0-	-0-	-0-	-0-	$265,000

Teresa	2008	$132,500	-0-	-0-	-0-	-0-	-0-	-0-	$132,500
Stopanio,
Office Manager	2007	$265,000	-0-	-0-	-0-	-0-	-0-	-0-	$265,000

Karen	2008	$54,000	-0-	-0-	-0-	-0-	-0-	-0-	$54,000
Rodgers,
Controller	2007	$30,000	-0-	-0-	-0-	-0-	-0-	-0-	$30,000

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

          The price per share issuable upon exercise of an option shall be determined by the Administrator at the time of the grant and shall (i) in the case of an ISO, not be less than the fair market value of the shares on the date of grant; (ii) in the case of an ISO granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary, be at least 110% of the fair market value of the shares on the date of grant; or (iii) in the case of an NQSO, shall be no less than ninety percent (90%) of the fair market value per share on the date of grant. For the purposes of the Plan, the “fair market value” of the shares shall mean (i) if shares are traded on an exchange or over-the-counter market, the mean between the high and low sales prices of shares on such exchange or over-the-counter market on which such shares are traded on that date, or if such exchange or over-the-counter market is closed or if no shares have traded on such date, on the last preceding date on which such shares have traded or (ii) if shares are not traded on an exchange or over-the-counter market, then the fair market value of the shares shall be the value determined in good faith by the Administrator, in its sole discretion.

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

          The term of each option and the manner in which it may be exercised is determined by the Administrator, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.

          We have issued no options, warrants or other equity or non-equity based incentives nor has any equity award/compensation been awarded to, earned by, or paid to any of our executive officers, directors or key employees; therefore, we have omitted an Outstanding Equity Awards at Fiscal Year End Table as permitted under Regulation S-K. Further, as a “smaller reporting company” we are providing the scaled disclosures as permitted by Regulation S-K and therefore, have omitted a Grants of Plan Based Award Table, Options Exercised and Stock Vested Table, Pension Benefits Table and Nonqualified Deferred Compensation Table.

Director Compensation

          The following table sets forth annual compensation for our directors during 2008.

DIRECTOR COMPENSATION TABLE

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Robert Stopanio(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yali (Eial) Golan(2)	-0-	-0-	-0-	-0-	-0-	$269,973	$269,973

(1)	Mr. Stopanio is also our President and is not compensated for his services as a director.

(2)

In connection with the Company’s buy back of his shares, Mr. Golan resigned as director of the Company, effective May 2, 2008. Prior to his resignation, the Company paid Mr. Golan an average monthly fee of $20,000 for overseas marketing and consulting in connection with our Regulation S offering. There is no written agreement between Mr. Golan and the Company, which services were terminated effective May 2, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of December 31, 2008, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 3000 SW 4th Avenue, Fort Lauderdale, Florida 33315.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Common Stock	Robert Stopanio(1)(2)	10,000,000	27.5%
Common Stock	Teresa Stopanio(1)(2)	10,000,000	27.5%
Common Stock	Scorpion Performance, Inc. (2)	10,000,000	27.5%
Common Stock	Karen Rodgers	—	—
	All current officers and directors as a group (3 persons)	20,000,000	55%

(1)

Robert and Teresa Stopanio are husband and wife and hold an aggregate of 10,000,000 shares of common stock as joint tenants with right of survivorship. Mr. Stopanio is our President and Principal Executive Officer; Mrs. Stopanio is our Office Manager and oversees general administrative functions of the Company and its subsidiaries.

(2)

The shares were acquired by the Company from Yali Golan and Leslie Golan pursuant to the Stock Purchase Agreement dated May 2, 2008 and filed as an exhibit to our Form 8-K on May 5, 2008. Under the terms of the Stock Purchase Agreement, the Golans transferred to the Company all of the voting rights in and to the shares. As officers of the Company, Robert and/or Teresa Stopanio may be designated by the Company, as proxy, to vote the Shares at any meeting of the shareholders of the Company and/or upon any and all matters to be decided by a vote of the shareholders eligible to vote. As a result of the buy back, Robert and Teresa Stopanio, who jointly own 10,000,000 shares or approximately 27.5% of the voting stock of the Company, may, as officers of the Company, control the voting rights to an aggregate of 20,000,000 shares or approximately 55% of the voting capital stock of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

          Robert Stopanio, our President and director, and Teresa Stopanio, our Office Manager, are husband and wife and founders of the Company.

          As reported on our Form 8-K, filed with the SEC on May 5, 2008, the Company entered into a Stock Purchase Agreement with Yali Golan, a director and beneficial shareholder of the Company, to buy back 10,000,000 shares of the Company’s common stock held by Mr. Golan, and his spouse, as joint tenants. The shares were purchased for an aggregate purchase price of $2,500,000, of which $500,000 was paid at closing and the balance payable pursuant to a promissory note. A full description of the transaction is set forth under our discussion about Material Commitments under the heading "Liquidity" in Item 7 of this Report.

          Robert Stopanio and Teresa Stopanio are the managers and sole members of Blue Thunder Engines, LLC, a Florida limited liability company doing business as Blue Thunder Racing Engines. Blue Thunder was organized in August 2002 and is in the business of designing marine racing engines and components. Blue Thunder shares space with the Company but maintains separate operations, staff, assets and accounting.

          Robert Stopanio and Teresa Stopanio are the sole officers, directors and shareholders of BTE, Inc., a Florida corporation doing business as “Eternal Leasing” and “Scorpion Racing Engines”. BTE is currently not conducting operations.

Director Independence

          Our Board of Directors currently consists of one individual, Robert Stopanio, our President and founder, deemed to be a promoter and control person and therefore not independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

          For the fiscal years ended December 31, 2008 and 2007, our principal accountant billed approximately $45,000 and $40,000, respectively, for the audit of our annual financial statements.

Audit-Related Fees

          There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2008 and 2007.

Tax Fees

          There were no fees billed for tax compliance, tax advice, and tax planning services for fiscal years 2008 and 2007.

All Other Fees

          There were no other fees billed by our principal accountant other than those disclosed above for fiscal years.

Pre-Approval Policies and Procedures

          Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board of directors in accordance with procedures for the Company approved all of the services described above. The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following documents are filed as part of this Annual Report on Form 10-K:

(b)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Scorpion Performance, Inc., dated April 16, 2004 (1)

3.2	Amendment to Articles of Incorporation of Scorpion Performance, Inc., dated April 20, 2004 (1)

3.3	Amendment to Articles of Incorporation of Scorpion Performance, Inc., dated October 10, 2007 (1)

3.4	Bylaws of Scorpion Performance, Inc. (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Unit Purchase Option Agreement (2)

10.4	2007 Scorpion Performance, Inc. Equity Incentive Plan (1)

10.8	Stock Purchase Agreement between Scorpion Performance, Inc. and Yali and Leslie Golan, dated May 2, 2008 (3)

10.9	Secured Note to Yali and Leslie Golan, dated May 2, 2008 (3)

10.10	Mortgage and Security Agreement between Scorpion Performance, Inc. and Yali and Leslie Golan, dated May 2, 2008 (3)

14	Code of Ethics

21	Subsidiaries

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Form 10-SB, (SEC File No. 000-52859) filed on October 12, 2007.

(2)	Filed as an exhibit to Amendment 1 to Form 10-SB, (SEC File No. 000-52859) filed on February 11, 2008.

(3)	Filed as an exhibit to Form 8-K filed on May 5, 2008.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009

Scorpion Performance, Inc.

By:	/s/ Robert Stopanio
Robert Stopanio President and Principal Executive Officer

          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stopanio
Robert Stopanio	President and Principal Executive Officer	April 15, 2009

/s/ Karen Rodgers
Karen Rodgers	Controller and Principal Financial Officer	April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Scorpion Performance, Inc.

We have audited the accompanying balance sheets of Scorpion Performance, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scorpion Performance, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

April 14, 2009

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$297,838	$1,827,951
Accounts receivable, net of allowance for doubtful accounts	182,541	185,644
Inventories	1,336,322	1,574,734
Other current assets	328,582	14,186
Total current assets	2,145,283	3,602,515

Property and Equipment, net	7,577,717	6,068,917

Total Assets	$9,723,000	$9,671,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$477,302	$113,818
Notes payable - current portion	413,640	—
Total current liabilities	890,942	113,818

Notes Payable, less current portion	1,272,873	—

Total Liabilities	2,163,815	113,818

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $.0001 per share, 10,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, par value $.0001 per share, 100,000,000 authorized, 36,039,670 and 33,198,658 issued and outstanding at December 31, 2008 and December 31, 2007, respectively	3,604	3,320
Additional paid in capital	19,438,493	16,186,936
Accumulated deficit	(9,382,912)	(6,632,642)
Treasury stock, at cost, 10,000,000 shares	(2,500,000)	—
Total stockholders’ equity	7,559,185	9,557,614

Total Liabilities and Stockholders’ Equity	$9,723,000	$9,671,432

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

Revenues, Net	$2,867,578	$1,929,068

Cost of sales	(2,310,824)	(1,283,720)

Gross profit	686,754	645,348

Expenses:
Selling and marketing expenses	892,571	759,191
Research and development	169,644	332,002
Salaries and employee benefits	561,206	743,324
General and administrative	1,686,775	1,285,973
(Gain)Loss on sale of equipment	—	(32,750)
Total operating expenses	3,310,196	3,087,740

Other Income (Expense):
Interest income	22,778	25,543
Interest expense	(74,606)	(7,833)
Settlement	(75,000)	—
Total other income (expense)	(126,828)	17,710

Net Loss	$(2,750,270)	$(2,424,682)

Weighted average shares outstanding -
basic and diluted	34,926,400	31,410,012

Loss per share - basic and diluted	$(0.08)	$(0.08)

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common stock 100,000,000 shares authorized		Additional Paid-in	Accumulated		Total Stockholders’
	Shares	Amount	Capital	Deficit	Treasury	Equity

Balance, December 31, 2006	29,446,703	2,945	10,772,380	(4,207,960)	—	6,567,365

Issuance of common stock	3,751,955	375	7,062,812	—	—	7,063,187
Less: Issuance costs			(5,364,074)			(5,364,074)
Sale of unit purchase options			3,715,818			3,715,818
Net Loss	—	—		(2,424,682)	—	(2,424,682)

Balance December 31, 2007	33,198,658	$3,320	$16,186,936	$(6,632,642)	$—	$9,557,614

Issuance of common stock	2,841,012	284	4,408,755	—	—	4,409,039
Less: Issuance costs			(3,067,771)			(3,067,771)
Sale of unit purchase options			1,910,573			1,910,573

Purchase of treasury shares					(2,500,000)	(2,500,000)

Net Loss	—	—		(2,750,270)	—	(2,750,270)

Balance December 31, 2008	36,039,670	$3,604	$19,438,493	$(9,382,912)	$(2,500,000)	$7,559,185

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(2,750,270)	$(2,424,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	571,844	352,128

Changes in operating assets and liabilities:
Accounts receivable	3,104	51,503
Inventories	238,413	(391,905)
Other current assets	(314,397)	(1,037)
Accounts payable and accrued expenses	363,482	28,692
Net Cash Used In Operating Activities	(1,887,824)	(2,385,301)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,080,644)	(2,726,318)
Net Cash Used In Investing Activities	(2,080,644)	(2,726,318)

Cash Flows from Financing Activities:
Repayment of notes payable	(313,486)	(176,585)
Issuance of common stock	4,409,039	7,063,187
Issuance of unit purchase options	1,910,573	3,715,818
Issuance costs	(3,067,771)	(5,364,074)
Shares purchased and returned to treasury	(500,000)	—
Net Cash Provided By Financing Activities	2,438,355	5,238,346

Net Increase (Decrease) in Cash	(1,530,113)	126,727

Cash, Beginning of Period	1,827,951	1,701,224

Cash, End of Period	$297,838	$1,827,951

Supplemental Disclosures:
Cash paid for interest	$74,606	$7,707
Cash paid for taxes	$—	$—

Non-Cash Investing and Financing Transactions:
Issuance of debt to purchase common shares for treasury	$2,000,000	$—

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Scorpion Performance, Inc., and its wholly owned operating subsidiaries Anodize, LLC, Scorpion Real Estate Investments of Broward County, LLC, Scorpion Real Estate Investments of Marion County, LLC, Scorpion Racing Products, Inc., Scorpion Medical Technologies, LLC and our non-operational subsidiaries Manure Packing Systems, LLC and World Waste Management, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2007 results to conform to the presentation used in 2008.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the years ended December 31, 2008 and 2007 the Company may have had cash deposits which exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions and has begun to spread its cash balances across several institutions, which the Company believes limits these risks.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008 and 2007, cash and cash equivalents included cash on hand and cash in the bank

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2008 and 2007, the provision for doubtful accounts was approximately $0 for both years.

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of SAB 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following four criteria are met:

1)	Persuasive evidence of an arrangement exists,

2)	Delivery has occurred or services have been rendered,

3)	The seller’s price to the buyer is fixed or determinable, and

4)	Collectability is reasonably assured.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising costs are expensed as incurred and included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $641,154 and $412,057 during 2008 and 2007, respectively.

Research and Development

Costs are expensed as incurred. Research and development expense for the periods ended December 31, 2008 and 2007 were $169,644 and $332,002, respectively.

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

Impairment of Intangibles and Long-Lived Assets

We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In August 2008, the Company revised and improved the impairment analysis for long-lived assets. The improved analysis included fair value estimates for the facilities which includes land and building and improvements. For furniture, fixtures and equipment an analysis of the projected discounted cash flow generated from the Company’s operations was performed. The results of this analysis were sufficient to conclude that no impairment charge was required to the Company’s long-lived assets.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be recovered. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with SFAS 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Segment Reporting

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company determined that did not have any separately reportable operating segments as of December 31, 2008 or 2007.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 also includes a technical amendment to SFAS 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS 132(R)-1. The Company is currently assessing the impact of FSP FAS 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN 48-3 defers the effective date of FIN 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. GAAP are not eligible for the deferral. FSP FIN 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS 140-4 also amends FIN 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF 08-8 on its consolidated financial position and results of operations.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF 08-7 on its consolidated financial position and results of operations.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF 08-6 “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF 08-5 “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161

In September 2008, the FASB issued FSP FAS 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends SFAS 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS 133-1 on its consolidated financial position and results of operations.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 2 – INVENTORY

	December 31, 2008	December 31, 2007

Raw materials	$353,187	$647,068
Work-in-progress	$523,485	$539,446
Finished goods	$459,650	$388,220
Total	$1,336,322	$1,574,734

NOTE 3 – PROPERTY and EQUIPMENT, net

		December 31, 2008	December 31, 2007

Land		$974,785	$974,785
Building	39 yrs	$2,167,090	$2,167,090
Furniture, fixtures and equipment	5-10 yrs	$6,883,234	$4,790,792
Total		$10,025,109	$7,932,667
Less accumulated depreciation		$2,447,392	$1,863.750
Net		$7,577,717	$6,068,917

Depreciation expense for the twelve months ended December 31, 2008 and 2007 was $571,844 and $352,128, respectively.

NOTE 4 – NOTES PAYABLE

As of December 31, 2008 and 2007, notes payable consisted of the following:

	December 31, 2008	December 31, 2007

Stock Purchase Note	$1,686,513	$0
Less Note payable - current portion	$413,640	$0

Note payable	$1,272,873	$0

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The Company will hold the Shares, representing approximately 27.5% of the issued and outstanding voting capital stock of the Company, in escrow until the Note is paid in full at which time, the Shares will be retired to the treasury of the Company. Until the Note is paid in full, the Company, or its designees, will control the voting rights of the Shares.

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

The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the due date, at which time a balloon payment will be due. The Company began making interest only payments in January 2009. In 2008, the Company had made interest payments together with principal repayments totaling $313,487.

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

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Years Ended December 31,
	2008	2007
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	962,595	848,639
State	137,513	133,361

Increase in Valuation allowance	(1,100,108)	(982,000)

Total provison (benefit) for income taxes	$—	$—

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 5 – INCOME TAXES (Continued)

	Years Ended December 31,
	2008	2007

Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	5.0%	5.5%
Valuation allowance for Net Loss	-40.0%	-40.5%

Total provison (benefit) for income taxes	0.0%	0.0%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry-forwards	$3,148,290	$2,048,182
	—	—
Total deferred tax assets	3,148,290	2,048,182
Valuation allowance	(3,148,290)	(2,048,182)
Net deferred tax assets	$—	$—

As of December 31, 2008 and 2007 the Company had a valuation allowance on its deferred tax assets of $3,148,290 and $2,048,182, respectively, which relates to net operating losses. The valuation allowance increased $1,100,108 and $982,000 in the years ended December 31, 2008 and 2007 respectively. The increase in 2008 and 2007 were attributable to accumulated net operating losses.

As of December 31, 2008 and 2007, the Company had net operating loss carry-forwards of $7,861,448 and $5,111,178, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2020.

As of December 1, 2008 and 2007, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 6 – EQUITY

For the year ended December 31, 2008 the Company raised a total of $6,319,612 of which $4,409,039 was generated through the sale of our common stock and $1,910,573 was generated through the sale of unit purchase options. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $3,067,771. The Company issued 2,841,012 shares of its common stock in a series of individual transactions to foreign investors priced between $1.00 and $ 3.00, and 3,857,146, Unit Purchase Options to existing shareholders at a price of $.50 per Unit, each Unit consisting of two shares of common stock exercisable at $1.00 per share until December 31, 2009.

For the year ended December 31, 2007 the Company raised a total of $10,778,630 of which $7,062,812 was generated through the sale of our common stock and $3,715,818 was generated through the sale of unit purchase options. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $5,364,074. The Company issued 3,751,955 shares of its common stock in a series of individual transactions to foreign investors priced between $1.00 and $ 3.00, and 7,431,634 Unit Purchase Options to existing shareholders at a price of $.50 per Unit, each Unit consisting of two shares of common stock exercisable at $1.00 per share until December 31, 2009.

The foregoing sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The funds received have been used for operational purposes and equipment purchases.

NOTE 7 – LIQUIDITY

Our primary sources of liquidity are the cash flow generated from our operations and to a decreasing extent, the fund raising activities associated with selling stock and unit purchase options to foreign investors. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, and the remaining one-time costs associated with the completion of our facilities expansion in Ocala, Florida. We believe that our existing sources of cash coupled with our projected operations for the year ended 2009, will be sufficient to support our existing operations over the next twelve months.

NOTE 8 – COMMITMENTS and CONTINGENCIES

Ocala Facility construction. The Company estimates that an additional $550,000 will be needed over the next 12 months to complete the construction and outfitting of the Ocala Facility necessary to make the facility operational. Due to significant unforeseen expenses incurred in the process of completing the retrofitting of our facility, particularly associated with electrical systems, window installations and HVAC systems, we expanded our previous estimate of completion costs. Consequently, we have revised our estimates of future costs necessary to make the facility operational to reflect an additional $550,000.

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

Manure Packing Systems. LLC v. Carl Del Spino, Case No. CACE06-015650(12) filed in the 17th Circuit Court for and in Broward County, Florida in October 2006. On March 24, 2009, the Court dismissed Carl del Spina’s claims and entered a default judgment in favor of the Company in connection with the purchase of the Company’s manure waste patent.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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