Form 10-Q
period 2009-03-31
SCORPION PERFORMANCE, INC.
filed 2009-05-15
CIK 1414792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act).

☐ Yes	☒ No

As of April 30, 2009, there were 36,109,989 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$201,208	$297,838
Accounts receivable, net of allowance for doubtful accounts	336,414	182,541
Inventories	1,363,784	1,336,322
Other current assets	167,694	328,582

Total current assets	2,069,100	2,145,283

Property and Equipment, net	7,611,950	7,577,717
Other Assets	—	—

Total Assets	$9,681,050	$9,723,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$261,751	$477,302
Notes payable-current portion	505,337	413,640
Total current liabilities	767,088	890,942

Notes Payable, net of current portion	1,532,672	1,272,873

Total liabilities	2,299,760	2,163,815

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $.0001 per share,	—	—
10,000,000 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008
Common stock, par value $.0001 per share,	3,616	3,604
100,000,000 authorized, 36,153,456 and 36,039,670 issued and outstanding at March 31, 2009 and December 31, 2008, respectively
Additional paid in capital	19,733,422	19,438,493
Treasury	(2,500,000)	(2,500,000)
Accumulated deficit	(9,855,748)	(9,382,912)

Total stockholders’ equity	7,381,290	7,559,185

Total Liabilities and Stockholders’ Equity	$9,681,050	$9,723,000

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues, net	$754,735	$910,293

Cost of sales	516,994	583,958

Gross profit	237,741	326,335

Expenses:
Selling and marketing expenses	127,190	192,722
Research and development	32,296	49,012
Salaries and employee benefits	98,038	116,499
General and administrative	424,156	475,170

Total operating expenses	681,680	833,403

	(443,939)	(507,068)

Other income (expense)
Interest income	780	10,546
Interest expense	(29,677)	(6)
Total other income(expense)	(28,897)	10,540

Net loss	$(472,836)	$(496,528)

Weighted average shares outstanding - Basic and Diluted	36,095,700	33,758,229

Loss per share - Basic and Diluted	$(0.01)	$(0.01)

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(472,836)	$(496,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	167,517	178,154
Changes in Operating Assets and Liabilities:
Accounts receivable	(153,874)	(149,030)
Inventories	(27,463)	173,761
Other current assets	160,890	(10,793)
Accounts payable and accrued expenses	(215,551)	(48,082)
Net cash used in operating activities	(541,317)	(352,518)

Cash Flows from Investing Activities:
Deposits on equipment	—	—
Purchase of property and equipment	(201,750)	(283,480)
Net cash used in investing activities	(201,750)	(283,480)

Cash Flows from Financing Activities:
Repayments of notes payable		—
Proceeds from notes payable	351,496	—
Issuance of common stock	254,391	1,439,433
Issuance of unit purchase options	346,948	420,075
Issuance costs	(306,398)	(1,230,064)
Shares purchased and returned to treasury		—
Net cash provided by financing activities	646,437	629,444

Net Decrease in Cash	(96,630)	(6,554)
Cash, Beginning of Period	297,838	1,827,951

Cash, End of Period	$201,208	$1,821,397

Supplemental Disclosures:
Cash paid for interest	$29,677	$6

Non-Cash Investing and Financing Transactions:
None	$—	$—

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional Paid-in	Accumulated		Total Stockholders’
	Shares	Amount	Capital	Deficit	Treasury	Equity

Balance December 31, 2007	33,198,658	$3,320	$16,186,936	$(6,632,641)	$—	$9,557,615

Issuance of common stock	2,841,012	284	4,408,755	—	—	4,409,039
Less: Issuance costs			(3,067,771)			(3,067,771)
Sale of unit purchase options			1,910,573			1,910,573

Purchase of treasury shares					(2,500,000)	(2,500,000)

Net Loss	—	—		(2,750,271)	—	(2,750,271)

Balance December 31, 2008	36,039,670	$3,604	$19,438,493	$(9,382,912)	$(2,500,000)	$7,559,185

Issuance of common stock	113,786	12	254,379	—	—	254,391
Less: Issuance costs			(306,398)			(306,398)
Sale of unit purchase options			346,948			346,948

Purchase of treasury shares						—

Net Loss	—	—		(472,836)	—	(472,836)

Balance March 31, 2009	36,153,456	$3,616	$19,733,422	$(9,855,748)	$(2,500,000)	$7,381,290

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

Company	Scorpion Performance, Inc. and Subsidiaries
APB	Accounting Principles Board
ARB	Accounting Review Board
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
FIFO	First-in, First-out
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
Q108	Three months ended March 31, 2008
Q109	Three months ended March 31, 2009
YTD08	Year ended December 31, 2008

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

Subsidiaries

Anodize, LLC - In January 2004, we acquired 100% of the ownership interests in Anodize, LLC, a Florida limited liability company, through which we offer private label anodizing services under the trade name “Anodize” as well as anodize our own products.

Scorpion Racing Products, Inc. — In June 2008, the Company reactivated Scorpion Racing, Inc. and changed its name to Scorpion Racing Products, Inc, to market and distribute its expanded line of related racing products including valves, pushrods, lifters and fuel rails.

Scorpion Medical Technologies, LLC – The Company formed Scorpion Medical Technologies, LLC October 2008 to commercialize an emerging line of medical devices.

Scorpion Real Estate Investments of Broward County, LLC; and Scorpion Real Estate Investments of Marion County, LLC - In June 2007, the Company formed Scorpion Real Estate Investments of Broward County, LLC, a Florida limited liability company that holds title to the Company’s principle facility in Broward County, Florida and Scorpion Real Estate Investments of Marion County, LLC, to hold title to the Company’s expansion facility located outside of Ocala in Marion County, Florida.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (Continued)

Manure Packing Systems, LLC, a Florida limited liability company formed in February 2006. In June 2007, we acquired a patent and intend to design and manufacture a heavy duty, industrial compacting machine that compresses and sanitarily bales horse manure. We do not expect this subsidiary to become operational in the near future, nor will it require additional financing or resources from the Company.

World Waste Management, LLC, a Florida limited liability company, formed in May 2006. Through this subsidiary we intend to develop a biofuel product and are currently evaluating possible commercial applications of the technology. We anticipate that the products and processes contemplated by the operations of this subsidiary will not be commercially viable for the next several years and cannot predict when or if this subsidiary will become commercially operational. We do not expect this subsidiary to become operational in the near future, nor will it require additional financing or resources from the Company.

Scorpion Rockers, Inc. - incorporated in Florida in 2001 for the purpose of reserving the corporate name and preventing competitors from incorporating in the state of Florida under a similar “Scorpion” name. This subsidiary is idle, with no operations and no funds have been expended by the Company in 2009 nor do we expect this subsidiary to become operational in the near future or require financing or resources from the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Scorpion Performance, Inc., and its wholly owned operating subsidiaries Anodize, LLC, Scorpion Real Estate Investments of Broward County, LLC, Scorpion Real Estate Investments of Marion County, LLC, Scorpion Racing Products, Inc., Scorpion Medical Technologies, LLC and our non-operational subsidiaries Manure Packing Systems, LLC and World Waste Management, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2008 results to conform to the presentation used in 2009.

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2009 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the periods Q109 and YTD08 the Company may have had cash deposits which exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions and has begun to spread its cash balances across several institutions, which the Company believes limits these risks.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2009 and December 31, 2008, cash and cash equivalents included cash on hand and cash in the bank.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2009 and December 31, 2008, the allowance for doubtful accounts was approximately $0 for both periods.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising

Advertising costs are expensed as incurred and included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $83,059 and $132,195 during Q109 and Q108, respectively.

Research and Development

Costs are expensed as incurred. Research and development expense for Q109 and Q108 were $32,296 and $49,012, respectively.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Segment Reporting

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company determined that did not have any separately reportable operating segments as of March 31, 2009 and December 31, 2008.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of this FSP on its consolidated financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Disclosures about Fair Value of Financial Instruments

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 107-1 on its consolidated results of operations and financial condition.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009 the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FASB Staff Position eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 had no impact on our financial position or results of operations and financial condition, since we have not had any business combinations closing on or after the January 1, 2009 effective date.

NOTE 3 – INVENTORY

	March 31, 2009	December 31, 2008

Raw materials	$259,411	$353,187
Work-in-progress	506,803	523,485
Finished goods	597,570	459,650
Total	$1,363,784	$1,336,322

NOTE 4 – NOTES PAYABLE

As of March 31, 2009 and December 31, 2008, notes payable consisted of the following:

	March 31, 2009	December 31, 2008

Stock Purchase Note	$1,686,513	$1,686,513
Capitalized Lease	351,496	—
Less Note payable - current portion	505,337	413,640

Note payable	$1,532,672	$1,272,873

Stock Purchase Note

On May 2, 2008, the Company entered into a Stock Purchase Agreement with a director and beneficial shareholder of the Company, to buy back 10,000,000 shares of the Company’s common stock for an aggregate purchase price of $2,500,000. Under the terms of the Stock Purchase Agreement, the Company purchased the shares at a price of $0.25 per Share with a cash purchase price of $500,000 and the balance of $2,000,000 in the form of a 7% note due on January 1, 2013 and secured by and subject to a Mortgage and Security Agreement on the Company’s manufacturing facility and real property located in Broward County, Florida.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2008

NOTE 4 – NOTES PAYABLE (Continued)

The Company will hold the Shares, representing approximately 28% of the issued and outstanding voting capital stock of the Company, in escrow until the Note is paid in full at which time, the Shares will be retired to the treasury of the Company. Until the Note is paid in full, the Company, or its designees, will control the voting rights of the Shares.

There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement. The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. In January 2009, the Company exercised its option to pay interest only. In the first quarter of 2009, the Company made interest payments totaling $29,514.

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

Capitalized Lease

In January 2009, the Company executed two capital leases with Machinery Finance Resources, LLC. The terms of the lease agreement provide financing for the acquisition of $385,927 of manufacturing equipment for the Ocala facility. The leases have been accounted for as capital leases and provide for 60 monthly payments of $7,585 and bear interest at 6.9%. Amortization of assets under capitalized leases is included in depreciation expense. Interest incurred in the three months ending March 31, 2009 is $6,593.

Future minimum payments under the capitalized lease at March 31, 2009 are:

2008	$68,269
2009	91,023
2010	91,023
2011	91,023
2012 and beyond	91,023

Total minimum lease payments	$432,361
Less amounts representing interest	65,727
Less deposit	15,138

Present value of net lease minimum lease payments included in long term debt	$351,496

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2008

NOTE 5 – EQUITY

For the three months ended March 31, 2009 the Company raised a total of $601,338 of which $254,390 was generated through the sale of our common stock and $346,948 was generated through the sale of unit purchase options. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $306,398. The Company issued 113,786 shares of its common stock in a series of individual transactions to foreign investors priced between $1.00 and $ 3.00, and 693,896, Unit Purchase Options to existing shareholders at a price of $.50 per Unit, each Unit consisting of two shares of common stock exercisable at $1.00 per share until December 31, 2009.

The foregoing sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The funds received have been used for operational purposes and equipment purchases.

NOTE 6 – LIQUIDITY

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

NOTE 7 – COMMITMENTS and CONTINGENCIES

Ocala Facility Construction, The Company estimates that an additional $550,000 will be needed over the next nine months to complete the construction and outfitting of the Ocala Facility necessary to make the facility operational. Due to significant unforeseen expenses incurred in the process of completing the retrofitting of our facility, particularly associated with electrical systems, window installations and HVAC systems, we expanded our previous estimate of completion costs. Consequently, we have revised our estimates of future costs necessary to make the facility operational to reflect an additional $550,000.

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash. Please refer to Part II, ITEM 6 under “Liquidity and Capital Resources” and under “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion. Please also refer to our other filings with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

OVERVIEW

The Company. Scorpion Performance, Inc. (the “Company”) was incorporated in Florida on December 17, 1999, for the initial purpose of manufacturing high-grade rocker arms for high performance automobiles. A rocker arm is a pivoted lever used in an internal combustion engine to transfer the motion of the camshaft or pushrod to the valve stem that opens and closes the valves that let the air/fuel mixture into an engine and the exhaust gases out of the engine. From rocker arms, we have branched into a full service high performance parts and components manufacturing firm. We currently design and manufacture a variety of branded and private label high performance automotive products and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket. We are also developing other manufacturing and service capabilities to enhance our automotive parts business which includes in-house anodizing services to produce high-end finished products for a variety of uses in the automotive and medical and photographic imaging industries.

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

Production Costs and Suppliers. Our principal raw materials are aluminum extrusion and specialty steel, which along with labor represent the largest components of our production costs. Steel demand and prices have tumbled across the globe after the global credit crisis paralyzed consumers’ purchasing power and also forced producers to cut production sharply to match weakening demand. As a result we have enjoyed lower costs and have been able to adequately maintain reserves. Although recent economic problems and uncertainty in the U.S. and global economy has forced some suppliers into bankruptcy or out of the market, we continue to purchase raw material from an adequate pool of up to 19 suppliers, the largest being Temroc Metals, which represents approximately 21% of our materials purchases.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting estimates and policies, see Note 2 to our consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are in Note 2 to our consolidated financial statements and below:

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of this FSP on its consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments. On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 107-1 on its consolidated results of operations and financial condition.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. In April 2009 the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FASB Staff Position eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 had no impact on our financial position or results of operations and financial condition, since we have not had any business combinations closing on or after the January 1, 2009 effective date.

RESULTS OF OPERATIONS

OUTLOOK

During the first quarter of 2009, the automotive industry continued to be negatively impacted by severe reductions in customer demand caused by the economic recession, restricted consumer credit, planned assembly plant closures by automakers and announced or threatened restructuring of Chrysler and GM. Although we do not have any significant direct OEM sales to the automotive manufacturers, the automotive parts aftermarket is impacted by the same general overall economic factors that are impacting the automobile industry in general. We saw a significant dip in sales in January of 2009 which resulted in net revenue for the first quarter of 2009 down 17% as compared to the first quarter of 2008. Sales began to steadily climb in February and March which we attribute to the marketing and advertising campaigns launched in the third quarter of 2008 to promote distribution of our products through our subsidiary, Scorpion Racing Products. The increased sales resulted in a substantial increase in our accounts receivable, up 84% from December 31, 2008. Sales continue to grow going into the second quarter, and while we believe that that the specialty automotive parts that we produce will remain a viable business, we have no assurance that such trends will continue or that worsening economic conditions will not ultimately depress the high performance automotive parts aftermarket.

To offset the downturn in sales of our core products, we have taken steps to diversify our operations by expanding our existing anodizing division and production capabilities to include medical components. We believe that expanding our anodizing services and increasing our manufacturing capabilities to target medical components will provide some cushion in coping with any future declines in our core products; however, there can be no assurance that we will successfully expand our anodizing division or penetrate the medical components market with sufficient success to fully overcome any possible future declines in our core business. We anticipate that our move to larger space in our Ocala facility will allow us to triple capacity and output and in spite of unexpected and unforeseen delays, we expect our Ocala facility to be fully operational by the third quarter of 2009.

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated unaudited financial statements for the three months ended March 31, 2009 and audited financial statements for the year ended December 31, 2008. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008

NET INCOME

Net revenue for the three months ended March 31, 2009 was $754,735 a decrease of $155,558 or 17%, compared to net revenue of $910,293 for the three months ended March 31, 2008. The decrease in net revenue was primarily due to reduced carryover orders from December 2008 as a result of the economic downturn, which were partially offset by an increase in Scorpion Racing Products sales.

NET REVENUE BY SOURCE

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008		Change From Prior Period
PRODUCTS
Scorpion Brand	$352,859	47%	$250,776	28%	$102,083	41%
Private Label	$339,616	45%	$518,469	57%	$(178,853)	-34%

Total Products	$692,475	92%	$769,245	85%	$(76,770)	-10%

SERVICES
Anodizing:
Anodizing	$28,094	4%	$75,124	8%	$(47,030)	-63%
Medical Components	$34,166	4%	$65,924	7%	$(31,758)	-48%

Total Services	$62,260	8%	$141,048	15%	$(78,788)	-56%

NET REVENUE	$754,735	100%	$910,293	100%	$(155,558)	-17%

Cost of sales for the three months ended March 31, 2009 was $516,994 a decrease of $66,964 or 11% compared to cost of sales of $583,958 for the three months ended March 31, 2008. $99,792 of the decrease was due to decreased sales volume and ($32,828) that partially offset the decrease was due to increased costs. Gross profit for the three months ended March 31, 2009 was $237,741 a decrease of $88,594 or 27%, compared to gross profit of $326,335 for the three months ended March 31, 2008.

Total operating expenses for the three months ended March 31, 2009 were $681,680 a decrease of $151,723 or 18% as compared to total expenses of $833,403 for the year ended March 31, 2008. The change is primarily a result of the following:

•	Selling and marketing expenses decreased $65,532 or 34% as a result of cutbacks and reduction in advertising expenditures.

•	Research and development expenses decreased $16,716 or 34% due primarily to the prioritizing of and reduction in the number of projects involving MPS, a subsidiary that is currently dormant.

•	Salaries and benefits expense decreased $18,461 or 16% primarily as a result of minor adjustments to current staffing levels.

•	General and administrative expense decreased $51,014 or 11% which is primarily a result of the following:

o	a $10,637 decrease in depreciation expense as a result of changes in our equipment investment;

o	a $9,585 decrease in automobile expense due to a decrease in fuel costs and maintenance;

o	a $19,659 increase in utilities primarily the result of increased rates and usage;

o	a $22,844 decrease in professional fees due to reduced contractual matters; and

o	a $27,607 decrease in other general and administrative expenses.

Other Income (Expense) for the three months ended March 31, 2009 was ($28,897) an increase of $39,437 or 374% as compared to other income of $10,540 for the three months ended March 31, 2008. This category is composed of interest income net of interest expense. The increase in expense is primarily a result of increased interest expense related to debt and a decrease in interest income resulting from decrease in cash balances.

We realized a net loss of $472,836 for the three months ended March 31, 2009 as compared to a net loss of $496,528 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had an accumulated deficit of $(9,855,748) and cash and cash equivalents of $201,208. For the year ended December 31, 2008 our accumulated deficit and cash equivalents were $(9,382,912) and $297,838, respectively.

Our primary sources of cash during our last two fiscal years have been rocker arm operations, anodizing services and the sale of our equity securities. Our cash flows from operations are derived primarily from the manufacture and distribution of high performance auto parts, particularly rocker arms. Cash flows from our anodizing services are dependent upon the revenue generated from third party customers. Anodizing services are primarily a component of our rocker arm manufacturing process which other manufacturers utilize from time to time for both automotive applications as well as non-automotive applications including medical components and equipment.

We sold shares of our common stock and unit purchase options to non-US resident investors in an offering intended to meet the exemptions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). For the three months ended March 31, 2009, we received funded subscriptions from the sale of our common stock of $254,391 and $346,948 from the sale of unit purchase options, less aggregate selling expenses of $306,398 for aggregate net proceeds of $294,941. Since we began our Regulation S offering in 2004 and through March 31, 2009, we have raised gross proceeds from the sale of our common stock and unit purchase options of $27,493,478 and $8,782,259, respectively, less aggregate selling expenses of $16,540,700 for aggregate net proceeds of $19,735,037.

The funds received from the sale of our common stock and unit purchase options have been used for operational purposes and equipment purchases offset by cash used in operating and investing activities for our products and services. We believe that our operating and capital requirements in connection with operations have been and will continue to grow and sustain operations. Because our primary uses of cash are for capital expenditures, research and development and construction costs including plant expansion and ongoing plant construction in Ocala, Florida, repayment of debt and pursuit of new business opportunities, we believe we are in a position to delay or scale back these expenditures should the need arise. In addition, we will continue to seek capital from foreign investors to the extent such capital is available.

Cash Flows for the Three Months March 31, 2009

Cash Flows from Operating Activities

Operating activities used net cash for the three months ended March 31, 2009 of $541,317. Net cash used reflects an adjusted net loss for the year ended of approximately $305,319, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $235,998 of cash used to support net changes in working capital items, which included:

•	a $153,874 increase in accounts receivable as a result of slowed collection efforts due to the economy;

•	a $27,463 increase in inventory costs due to utilizing existing inventory for current production;

•	a $160,890 decrease in other current assets as a result primarily of accepting delivery in the current quarter of inventory that was prepaid in the prior quarter; and

•

a $215,551 decrease in accounts payable and accrued expenses as a result of satisfying vendor liabilities from the proceeds of new financing obtained on certain unencumbered robotic manufacturing equipment acquired in 2008.

Cash Flows used in Investing Activities

Our investing activities used $201,750 in net cash during the three months ended March 31, 2009. Net cash used is composed entirely of capital expenditures for equipment and outfitting the Ocala facility.

Cash Flows from Financing Activities

Our financing activities provided net cash of $646,437 for the three months ended March 31, 2009. We raised approximately $254,391 and $346,948 through the sale of our common stock and unit purchase options, respectively, net of $306,398 in issuance costs. We also received $351,496 in proceeds from a new note in connection with the acquisition of equipment and outfitting the Ocala facility.

Financial Position

Our total assets decreased $41,950 or .43% to $9,681,050 as of March 31, 2009 from $9,723,000 as of December 31, 2008 primarily as a result of a net decrease in total current assets. The decrease in total current assets was primarily associated with a $153,873 increase in accounts receivable offset by a $160,888 decrease in other current assets and a $96,630 decrease in cash.

Material Commitments

In May 2008, the Company entered into an agreement with a former director to buy back 10,000,000 shares of the Company’s common stock for the aggregate purchase price of $2,500,000. Under the terms of the Stock Purchase Agreement, the Company purchased the shares at a price of $0.25 per share with a cash purchase price of $500,000 and the balance of $2,000,000 in the form of a 7% Note due on January 1, 2013 and secured by and subject to a Mortgage and Security Agreement on the Company’s primary manufacturing facility and real property located in Broward County, Florida. There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement. The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the due date, at which time a balloon payment will be due. In January 2009, we exercised our option to pay interest only.

The Company may also extend the due date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018. Under the terms of the Mortgage and Security Agreement executed on May 2, 2008, the Company retains the rights to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice. As of March 31, 2009, we owe $1,686,513 on the Note and have made interest payments totaling $29,514.

In January 2009, the Company executed two capital leases with Machinery Finance Resources, LLC. The terms of the lease agreement provide financing for the acquisition of $385,927 of manufacturing equipment for the Ocala facility. The leases have been accounted for as capital leases and provide for 60 monthly payments of $7,585 and bear interest at 6.9%. Amortization of assets under capitalized leases is included in depreciation expense. Interest incurred in the three months ending March 31, 2009 is $6,593.

We had no outstanding purchase commitments to purchase raw materials as of March 31, 2009.

We believe that $550,000 of our budget remains to be spent over the next nine months to complete the construction and outfitting of our expansion facility in Ocala. The transition from our Ft. Lauderdale facility to the Ocala facility has been delayed due to significant unforeseen expenses incurred in the process of completing the retrofitting of our facility, particularly associated with electrical systems, window installations and HVAC systems, permitting and zoning delays and a pending road widening project by Marion County that will impact our property. Consequently, we have revised our estimates of future costs necessary to make the facility operational to reflect an additional $550,000 in addition to the amounts already expended.

Dividends

We have not paid any dividends.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of Robert Stopanio, our President and Principal Executive Officer and Karen Rodgers, our Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon their evaluation, Robert Stopanio and Karen Rodgers, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No change since the date of our Annual 2008 Form 10-K.

ITEM 1A.	RISK FACTORS

Please consider the following risk factors carefully. The descriptions below include material changes to the description of the risk factors previously disclosed in Item 1A of our 2008 Annual Report. The risks described below and in our 2008 Annual Report could materially and adversely affect our business, financial condition and results of operations. We also may be adversely affected by risks not currently known or risks that we do not currently consider to be material.

DELAYS AND UNANTICIPATED COSTS IN CONNECTION WITH THE RELOCATION OF OUR PRIMARY MANUFACTURING FACILITY TO OCALA COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND LIQUIDITY.

To facilitate anticipated growth from the automotive and medical component industry, in July 2007 we purchased a 36,000 square foot single story building on 10.5 acres in Ocala, Florida and began refurbishing the existing building with the intention of moving most of our manufacturing operations from Fort Lauderdale to Ocala by the first quarter of 2008. We initially budgeted $2 million for the refurbishment and relocation; however, we have had to revise our budget and extend our move in date as a result of unforeseen delays with permitting, zoning and a pending road widening project by Marion County. As of March 31, 2009, we have expended approximately $1,552,467 for construction costs, permitting and new equipment purchases, and believe we will need an additional $550,000 to make the facility fully operational. As a result of the delays, we anticipate that the Ocala facility will be fully operational by the third quarter of 2009. We believe that we will have enough cash on hand from our investment activities and operations to finance additional expenditures and do not believe that prolonged problems or delays will threaten the commercial viability of the Ocala facility; however, we may not have anticipated all the logistical impediments and obstacles and may incur further unanticipated delays and additional costs which could adversely affect our liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2009, we raised a total of $601,338 of which $254,390 was generated through the sale of our common stock and $346,948 was generated through the sale of unit purchase options. For common stock sales, we issued 113,786 shares to foreign investors priced between $1.00 and $3.00. For Unit Purchase Options, we issued 693,896 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2009. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $306,398. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company
32.1	Section 1350 Certification of Principal Executive Officer of the Company
32.2	Section 1350 Certification of Principal Financial Officer of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	SCORPION PERFORMANCE, INC.
/s/ Robert Stopanio
Robert Stopanio President and Principal Executive Officer

In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stopanio	President and Principal Executive Officer	May 15, 2009
Robert Stopanio

/s/ Karen Rodgers	Controller and Principal Financial Officer	May 15, 2009
Karen Rodgers