Form 10-Q
period 2009-06-30
SCORPION PERFORMANCE, INC.
filed 2009-08-14
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

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

☐ Yes ☒ No

As of June 30, 2009, there were 36,208,788 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30 2009	December 31 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	303,454	$297,838
Accounts receivable	303,475	182,541
Inventories	1,355,253	1,336,322
Other current assets	182,817	328,582

Total current assets	2,144,999	2,145,283

Property and Equipment, net	7,912,202	7,577,717
Other Assets	—	—

Total Assets	$10,057,201	$9,723,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	328,897	$477,302
Notes payable-current portion	505,337	413,640
Total current liabilities	834,234	890,942

Notes Payable, net of current portion	1,509,748	1,272,873

Total liabilities	2,343,982	2,163,815

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2009 and December 31, 2008.	—	—
Common stock, par value $.0001 per share,100,000,000 authorized, 36,208,788 and 36,039,670 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3,621	3,604
Preferred stock subscriptions	868,500	—
Additional paid in capital	19,585,570	19,438,493
Treasury stock, at cost, 10,000,000 shares	(2,500,000)	(2,500,000)
Accumulated deficit	(10,244,472)	(9,382,912)

Total stockholders’ equity	7,713,219	7,559,185

Total Liabilities and Stockholders’ Equity	$10,057,201	$9,723,000

See accompanying notes to the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues, net	$779,238	$817,443

Cost of sales	$543,380	$454,557

Gross profit	235,858	362,886

Expenses:
Selling and marketing expenses	$142,713	196,245
Research and development	$28,318	47,181
Salaries and employee benefits	$91,149	99,990
General and administrative	$318,555	398,462
(Gain)Loss on sale of equipment		—

Total operating expenses	580,735	741,878

	(344,877)	(378,992)

Other income (expense)
Interest income	$666	6,877
Interest expense	$(29,514)	(11,669)
Lawsuit settlement	$(15,000)	(75,000)
Total other income(expense)	(43,848)	(79,792)

Net loss	$(388,725)	$(458,784)

Weighted average shares outstanding - Basic and Diluted	36,184,922	34,771,507

Loss per share - Basic and Diluted	$(0.01)	$(0.01)

See accompanying notes to the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues, net	$1,533,973	$1,727,736

Cost of sales	$1,060,374	$1,038,515

Gross profit	473,599	689,221

Expenses:
Selling and marketing expenses	$281,627	$388,967
Research and development	$60,615	$96,193
Salaries and employee benefits	$189,186	$216,489
General and administrative	$730,986	$873,632
(Gain)Loss on sale of equipment		—

Total operating expenses	1,262,414	1,575,280

	(788,815)	(886,059)

Other income (expense)
Interest income	$1,446	$17,423
Interest expense	$(59,191)	$(11,676)
Lawsuit settlement	$(15,000)	$(75,000)
Total other income(expense)	(72,745)	(69,252)

Net loss	$(861,560)	$(955,312)

Weighted average shares outstanding - Basic and Diluted	36,138,739	34,258,288

Loss per share - Basic and Diluted	$(0.02)	$(0.03)

See accompanying notes to the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended Jun 30
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(861,560)	$(955,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$297,599	$308,827
Changes in Operating Assets and Liabilities:
Accounts receivable	$(120,935)	$(114,962)
Inventories	$(18,931)	$38,498
Other current assets	$145,766	$(177,764)
Accounts payable and accrued expenses	$(148,407)	$73,197
Net cash used in operating activities	(706,466)	(827,516)

Cash Flows from Investing Activities:
Deposits	$—	$—
Purchase of property and equipment	$(632,084)	$(866,596)
Net cash used in investing activities	(632,084)	(866,596)

Cash Flows from Financing Activities:
Repayments of notes payable	$—	$(69,678)
Proceeds from notes payable	$328,572	$—
Issuance of common stock	$404,398	$2,783,166
Issuance of Preferred stock	$868,500	$—
Issuance of unit purchase options	$321,815	$795,600
Issuance costs	$(579,119)	$(1,949,569)
Shares purchased and returned to treasury	$—	$(500,000)
Net cash provided by financing activities	1,344,166	1,059,519

Net Decrease in Cash	5,616	(634,593)
Cash, Beginning of Period	297,838	$1,827,951

Cash, End of Period	$303,454	$1,193,358

Supplemental Disclosures:
Cash paid for interest	$59,191	$11,676

Non-Cash Investing and Financing Transactions:
Purchase of Company’s common stock for return to treasury	$—	$2,000,000

See accompanying notes to the financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common stock		Preferred Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Treasury	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	25,948,481	$2,594	$—	$4,435,064	$(2,746,043)	$—	$1,691,615

Issuance of common stock	3,498,222	351		8,314,462	—	—	8,314,813
Less: Issuance costs				(3,999,956)			(3,999,956)
Sale of unit purchase options				2,022,810			2,022,810
Net Loss	—	—		—	(1,461,917)	—	(1,461,917)

Balance, December 31, 2006	29,446,703	2,945		10,772,380	(4,207,960)	—	6,567,365

Issuance of common stock	3,751,955	375		7,062,812	—	—	7,063,187
Less: Issuance costs				(5,364,074)			(5,364,074)
Sale of unit purchase options				3,715,818			3,715,818
Net Loss	—	—			(2,424,681)	—	(2,424,681)

Balance December 31, 2007	33,198,658	$3,320	$—	$16,186,936	$(6,632,641)	$—	$9,557,615

Issuance of common stock	2,841,012	284		4,408,755	—	—	4,409,039
Less: Issuance costs				(3,067,771)			(3,067,771)
Sale of unit purchase options				1,910,573			1,910,573

Purchase of treasury shares						(2,500,000)	(2,500,000)

Net Loss	—	—			(2,750,270)	—	(2,750,270)

Balance December 31, 2008	36,039,670	$3,604	$—	$19,438,493	$(9,145,805)	$(2,500,000)	$7,796,292

Issuance of common stock	169,118	17		404,398	—	—	404,398
Less: Issuance costs				(579,119)			(579,119)
Sale of unit purchase options				321,815			321,815
Sales of Preferred Stock			868,500				868,500
Purchase of treasury shares							—

Net Loss	—	—	—		(861,560)	—	(861,560)

Balance June 30, 2009	36,208,788	$3,621	$868,500	$19,585,587	$(10,244,472)	$(2,500,000)	$7,713,219

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

Company	Scorpion Performance, Inc. and Subsidiaries
AICPA	American Institute of Certified Public Accountants
APB	Accounting Principles Board
ARB	Accounting Review Board
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principles as applied in the United States
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
Q208	Three months ended June 30, 2008
Q209	Three months ended June 30, 2009
PTD08	Six months ended June 30, 2008
PTD09	Six months ended June 30, 2009
YTD08	Year ended December 31, 2008

Company Background

Scorpion Performance, Inc. (the “Company”) is a Florida company established on December 17, 1999 for the initial purpose of manufacturing high-grad rocker arms for high performance automobiles. From rocker arms, we have branched into a full service high performance parts and components manufacturing firm. We currently design and manufacture a variety of branded and private label high performance automotive products and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket. We are also developing other manufacturing and service capabilities to enhance our automotive parts business which includes in-house anodizing services to produce high-end finished products for a variety of uses in the automotive and medical and photographic imaging industries.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

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

Scorpion Rockers, Inc. - incorporated in Florida in 2001 for the purpose of reserving the corporate name and preventing competitors from incorporating in the state of Florida under a similar “Scorpion” name. This subsidiary is idle, with no operations and no funds were expended by the Company in 2008 nor do we expect this subsidiary to become operational in the near future or require financing or resources from the Company.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2009 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the periods Q2109 and YTD08 the Company may have had cash deposits which exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions and has begun to spread its cash balances across several institutions, which the Company believes limits these risks.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2009 and December 31, 2008, cash and cash equivalents included cash on hand and cash in the bank

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2009 and December 31, 2008, the allowance for doubtful accounts was approximately $1,025 and $ 0 respectively.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising costs are expensed as incurred and included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $163,305 and $250,650 during PTD09 and PTD08, respectively.

Research and Development

Costs are expensed as incurred. Research and development expense for PTD09 and PTD08 were $60,615 and $96,193, respectively.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Segment Reporting

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company determined that did not have any separately reportable operating segments as of June 30, 2009 and December 31, 2008.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 will become the single source of authoritative nongovernmental GAAP (US), superseding existing FASB, AICPA, EITF, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

Subsequent Events

In May 2009, the FASB issued SFAS 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material impact on the Company’s financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The implementation of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of FSP FAS 107-1 did not have a material impact on the Company’s financial position and results of operations

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

Amendments to the Impairment Guidance of EITF 99-20

In January 2009, the FASB issued FSP EITF99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP EITF 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009 the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FASB Staff Position eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 had no impact on our financial position or results of operations and financial condition, since we have not had any business combinations closing on or after the January 1, 2009 effective date

NOTE 3 – INVENTORY

As of June 30, 2009 and December 31, 2008, inventory consisted of the following:

	June 30, 2009	December 31, 2008

Raw materials	$347,368	$353,187
Work-in-progress	290,965	523,485
Finished goods	716,920	459,650
Total	$1,355,253	$1,336,322

NOTE 4 – NOTES PAYABLE

As of June 30, 2009 and December 31, 2008, notes payable consisted of the following:

	June 30, 2009	December 31, 2008

Stock Purchase Note	$1,686,513	$1,686,513
Capitalized Lease	328,572	—
Less Note payable - current portion	(505,337)	(413,640)
Note payable	$1,509,748	$1,272,873

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 4 – NOTES PAYABLE (Continued)

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

There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement. The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. In January 2009, the Company exercised its option to pay interest only. In the second quarter of 2009, the Company made interest payments totaling $59,028.

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

Capitalized Lease

In January 2009, the Company executed two capital leases with Machinery Finance Resources, LLC. The terms of the lease agreement provide financing for the acquisition of $385,927 of manufacturing equipment for the Ocala facility. The leases have been accounted for as capital leases and provide for 60 monthly payments of $7,585 and bear interest at 6.9%. Amortization of assets under capitalized leases is included in depreciation expense. Interest incurred in the six months ending June 30, 2009 is $10,453.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 4 – NOTES PAYABLE (Continued)

Future minimum payments under the capitalized lease at March 31, 2009 are:

2008	$45,511
2009	91,023
2010	91,023
2011	91,023
2012 and beyond	91,023

Total minimum lease payments	$409,603
Less amounts representing interest	58,752
Less deposit	15,138

Present value of net lease minimum lease payments included in long term debt	$335,703

NOTE 5 - EQUITY

Common Stock and Unit Purchase Options

For the six months ended June 30, 2009 the Company raised a total of $1,594,713 of which $404,398 was generated through the sale of our common stock, $321,815 was generated through the sale of unit purchase options and $868,500 was generated through the sale of preferred stock (see series A Preferred Stock below). Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $579,119. The Company issued 169,118 shares of its common stock in a series of individual transactions to foreign investors priced between $1.00 and $ 3.00, and 643,631, Unit Purchase Options to existing shareholders at a price of $.50 per Unit, each Unit consisting of two shares of common stock exercisable at $1.00 per share until December 31, 2009.

The foregoing sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The funds received have been used for operational purposes and equipment purchases.

Series A Preferred Stock

In April 2009, we initiated a private offering to existing shareholders of the Company of up to 1,500,000 shares of preferred stock designated as Series A 10% Preferred Stock (the “Series A Preferred Shares”) at a purchase price of $10.00 per share. Under the terms of the offering, for a period of two years, the Company will pay a 10% dividend on each share of Series A Preferred stock, payable at the option of the Company, in cash or shares of common stock. Each share of the Series A Preferred Stock carries 10 votes on matters submitted to shareholders for voting purposes and is convertible into 10 shares of the Company’s common stock subject to anti-dilution in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event, into a greater or lesser number of shares of common stock. As of June 30, 2009 no preferred stock has been issued.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Ocala Facility Construction, The Company estimates that an additional $350,000 will be needed over the next nine months to complete the construction and outfitting of the Ocala Facility necessary to make the facility operational. Due to significant unforeseen expenses incurred in the process of completing the retrofitting of our facility, particularly associated with electrical systems, window installations and HVAC systems, we expanded our previous estimate of completion costs. Consequently, we have revised our estimates of future costs necessary to make the facility operational to reflect an additional $350,000.

British American Insurance Company (Trinidad) Limited, a company incorporated pursuant to the laws of Trinidad and Tobago v. Robert Stopanio, Teresa Stopanio, Blue Thunder Racing Engines, LLC, Blue Thunder Racing Engines and Scorpion Performance, Inc., Case No. CACE07008295 filed in the 17th Circuit Court for Broward County, Florida in April 2007. British American alleges breach of contract in connection with repair work for marine racing engines and is seeking compensatory damages and interest in excess of $50,000. This matter is pending. Management asserts that it will prevail in this matter and accordingly no loss provision has been recorded. No actions or events have occurred regarding this matter during the current quarter.

Manure Packing Systems. LLC v. Carl Del Spino, Case No. CACE06-015650(12) filed in the 17th Circuit Court for and in Broward County, Florida in October 2006. Our subsidiary filed this action against Del Spino for breach of contract in connection with the purchase of the manure waste packaging patent. In June 2007, the Court issued an order requiring the seller to comply with the terms of the purchase agreement and to assign the patent application to MPS. The assignment was filed with the United States Patent and Trademark Office on June 12, 2007. This matter is currently pending determination on the matter of damages. Management asserts that it will prevail in this matter and accordingly no loss provision has been recorded. No actions or events have occurred regarding this matter during the current quarter.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 8 – SUBSEQUENT EVENTS

Series B Preferred Stock

In July 2009, the Company authorized the issuance of 500,000 shares of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) to Robert Stopanio, the Company’s President, sole director, and a controlling shareholder of the Company. The shares are being issued at the purchase price of $.001 per share as consideration, in lieu of a cash bonus, for Mr. Stopanio’s development of a manufacturing incubator and a medical components manufacturing division which will be operated through the Company’s subsidiary, Scorpion Medical Technologies, LLC. Each share of the Series B Preferred Stock carries 30 votes on matters submitted to shareholders for voting purposes and each holder of Series B Preferred Stock shall have the right to convert all or part of his or her shares of Series B Preferred Stock into shares of the Company’s common stock by dividing the original purchase price by $.001 subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. The Series B Preferred Shares are not entitled to dividends or preference upon liquidation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following terms and definitions are commonly used throughout this filing.

Company	Scorpion Performance, Inc. and Subsidiaries
AICPA	American Institute of Certified Public Accountants
APB	Accounting Principles Board
ARB	Accounting Review Board
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principles as applied in the United States
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
Q208	Three months ended June 30, 2008
Q209	Three months ended June 30, 2009
PTD08	Six months ended June 30, 2008
PTD09	Six months ended June 30, 2009
YTD08	Year ended December 31, 2008

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

          Production Costs and Suppliers. Our principal raw materials are aluminum extrusion and specialty steel, which along with labor represent the largest components of our production costs. Steel demand and prices have tumbled across the globe after the global credit crisis paralyzed consumers’ purchasing power and also forced producers to cut production sharply to match weakening demand. As a result we have enjoyed lower costs and have been able to adequately maintain reserves. Although recent economic problems and uncertainty in the U.S. and global economy has forced some suppliers into bankruptcy or out of the market, we continue to purchase raw material from an adequate pool of up to 19 suppliers, the largest being Crown Extrusions, which represents approximately 21% of our materials purchases.

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

RECENT DEVELOPMENTS

          In April 2009, we announced that we had undertaken preliminary discussions with the principals of Crane Cams Inc., a competitor of ours, to negotiate an acquisition of certain assets which we believed we could use to expand our product lines, and to offer employment to recently laid off Crane employees in connection with the proposed acquisition. Our discussions with Crane were not fruitful and negotiations to acquire any assets or to hire any former employees were subsequently terminated by the end of April.

CRITICAL ACCOUNTING POLICIES

          For a discussion of our critical accounting estimates and policies, see Note 2 to our consolidated financial statements.

          Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are in Note 2 to our consolidated financial statements and below:

          Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

          In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 will become the single source of authoritative nongovernmental GAAP (US), superseding existing FASB, AICPA, EITF, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

Subsequent Events

          In May 2009, the FASB issued SFAS 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The implementation of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of FSP FAS 107-1 did not have a material impact on the Company’s financial position and results of operations

Amendments to the Impairment Guidance of EITF 99-20

          In January 2009, the FASB issued FSP EITF99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

          In June 2009, the FASB issued FSP EITF 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

          In April 2009 the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FASB Staff Position eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 had no impact on our financial position or results of operations and financial condition, since we have not had any business combinations closing on or after the January 1, 2009 effective date

RESULTS OF OPERATIONS

          The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated unaudited financial statements for the six months ended June 30, 2009 and audited financial statements for the year ended December 31, 2008. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008

NET INCOME

          Net revenue for the three months ended June 30, 2009 was $779,238 a decrease of $38,205 or 5%, compared to net revenue of $817,443 for the three months ended June 30, 2008. The decrease in net revenue was primarily due to reduced orders for rocker arms as a result of the economic downturn, which were partially offset by an increase in sales of other automotive parts through the Company’s Scorpion Racing Products division.

NET REVENUE BY SOURCE

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		Change From Prior Period

PRODUCTS
Scorpion Brand	$228,456	29%	$295,961	36%	$(67,505)	-23%
Scorpion Racing Products	$58,843	8%	$—		$58,843	100%
Private Label	$374,604	48%	$396,418	48%	$(21,814)	-6%

Total Products	$661,903	85%	$692,379	85%	$(30,476)	-4%

SERVICES
Anodizing:
Anodizing	$38,726	5%	$45,500	6%	$(6,774)	-15%
Medical Components	$78,609	10%	$79,564	10%	$(955)	-1%

Total Services	$117,335	15%	$125,064	15%	$(7,729)	-6%

NET REVENUE	$779,238	100%	$817,443	100%	$(38,205)	-5%

          Cost of sales for the three months ended June 30, 2009 was $543,380 an increase of $88,823 or 19% compared to cost of sales of $454,557 for the three months ended June 30, 2008. Our cost of sales increased as a result of an increase of $111,948 in supplies and freight which was partially offset by a $23,125 decrease in cost of labor. As a result, gross profit for the three months ended June 30, 2009 was $235,858 a decrease of $127,028 or 35%, compared to gross profit of $362,886 for the three months ended June 30, 2008.

          Total operating expenses for the three months ended June 30, 2009 were $580,735 a decrease of $161,143 or 22% as compared to total operating expenses of $741,878 for the three months ended June 30, 2008. The change is primarily a result of the following:

•	Selling and marketing expenses decreased $53,532 or 27% as a result of cutbacks and reduction in advertising expenditures.

•	Research and development expenses decreased $18,863 or 40% due primarily to the prioritizing of and reduction in the number of projects.

•	Salaries and benefits expense decreased $8,841 or 9% primarily as a result of minor adjustments to current staffing levels.

•	General and administrative expense decreased $79,907 or 20% which is primarily a result of the following:

	o	a $28,852 decrease in automobile expense due to a decrease in fuel costs and maintenance;

	o	a $6,290 increase in utilities primarily the result of increased rates and usage;

	o	a $56,118 decrease in professional fees due to reduced contractual matters.

	o	a $16,042 decrease in other general and administrative expenses.

          Other Income (Expense) for the three months ended June 30 2009 was ($43,848) a decrease of $35,944 or 45% as compared to other income of ($79,792) for the three months ended June 30, 2008. We have created a separate line item expense for lawsuit settlements which were previously included in general and administrative expense. Lawsuit settlements for June 30, 2009 were $15,000 compared to $75,000 for June 30, 2008. We recognized an increased interest expense related to debt and a decrease in interest income resulting from a decrease in cash balances.

          We realized a net loss of $388,725 for the three months ended June 30, 2009 as compared to a net loss of $458,784 for the three months ended June 30, 2008.

Results of Operations for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008

NET INCOME

     The foregoing trend of decreasing revenues reported during the three months ended June 30, carried over into our results of operations for the six months ended June 30.

          Net revenue for the six months ended June 30, 2009 was $1,533,973 a decrease of $193,763 or 11%, compared to net revenue of $1,727,736 for the six months ended June 30, 2008.

NET REVENUE BY SOURCE

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008		Change From Prior Period
PRODUCTS
Scorpion Brand	$484,815	32%	$570,422	33%	$(85,607)	-15%
Scorpion Racing Products	$113,009	7%	$—		$113,009	100%
Private Label	$774,398	50%	$914,887	53%	$(140,489)	-15%

Total Products	$1,372,222	89%	$1,485,309	86%	$(113,087)	-8%

SERVICES
Anodizing:
Anodizing	$48,136	3%	$80,293	5%	$(32,157)	-40%
Medical Components	$113,615	7%	$162,134	9%	$(48,519)	-30%

Total Services	$161,751	11%	$242,427	14%	$(80,676)	-33%

NET REVENUE	$1,533,973	100%	$1,727,736	100%	$(193,763)	-11%

          Cost of sales for the six months ended June 30, 2009 was $1,060,374 an increase of $21,858 or 2% compared to cost of sales of $1,038,515 for the six months ended June 30, 2008. Our cost of sales increased as a result of an increase in supplies and freight. Gross profit for the six months ended June 30, 2009 was $473,599, a decrease of $215,621 or 31%, compared to gross profit of $689,221 for the six months ended June 30, 2008. This decrease was the result of the increase in cost of sales and lower revenue attributed to a drop in our Anodize division sales volume resulting from a downturn in general economic conditions which was offset slightly by sales of products through our Scorpion Racing Products division in 2009.

          Total operating expenses for the six months ended June 30, 2009 were $1,262,414 a decrease of $312,865 or 19% as compared to total operating expenses of $1,575,280 for the six months ended June 30, 2008. The change is primarily a result of the following:

•	Selling and marketing expenses decreased $107,340 or 28% as a result of cutbacks and reduction in advertising expenditures.

•	Research and development expenses decreased $35,578 or 37% due primarily to the prioritizing of and reduction in the number of projects.

•	Salaries and benefits expense decreased $27,303 or 13% primarily as a result of minor adjustments to current staffing levels.

•	General and administrative expense decreased $142,645 or 16% which is primarily a result of the following:

	o	a $67,866 decrease in professional fees due to reduced contractual matters.

	o	a $39,519 decrease in automobile expense due to a decrease in fuel costs and maintenance;

	o	a $33,564 decrease in repairs & maintenance due to updating equipment in prior quarters.

	o	A $4,087 decrease in workers compensation insurance due to no injuries.

	o	a $2,391 increase in utilities due to increased rates and usage.

          Other Income (Expense) for the six months ended June 30 2009 was ($72,745) an increase of $3,493 or 5% as compared to other income of ($69,252) for the six months ended June 30, 2008. As discussed under our results for the three months ended June 30, we reclassified lawsuit expenses as a separate line item which was previously included in general and administrative expense. The increase in expense is primarily a result of lawsuit settlements for June 30, 2009 were $15,000 compared to $75,000 for June 30, 2008 and increased interest expense related to debt and a decrease in interest income resulting from decrease in cash balances.

          We realized a net loss of $861,560 for the six months ended June 30, 2009 as compared to a net loss of $955,312 for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 2009, we had an accumulated deficit of $(10,244,472) and cash and cash equivalents of $303,454. For the year ended December 31, 2008 our accumulated deficit and cash equivalents were $(9,382,912) and $297,838, respectively.

          Our primary sources of cash during our last two fiscal years have been rocker arm operations, anodizing services and the sale of our equity securities. Our cash flows from operations are derived primarily from the manufacture and distribution of rocker arms and other automotive parts through our Scorpion Racing division. Cash flows from our anodizing services are dependent upon the revenue generated from third party customers. Anodizing services are primarily a component of our rocker arm manufacturing process which other manufacturers utilize from time to time for both automotive applications as well as non-automotive applications including medical components and equipment.

          Since 2004, we have sold shares of our common stock and unit purchase options to non-US resident investors in offerings intended to meet the exemptions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). In April 2009, we initiated a private offering to existing shareholders of the Company of up to 1,500,000 shares of preferred stock designated as Series A 10% Preferred Stock (the “Series A Preferred Shares”) at a purchase price of $10.00 per share. Under the terms of the offering, for a period of two years, the Company will pay a 10% dividend on each share of Series A Preferred stock, payable at the option of the Company, in cash or shares of common stock. Each share of the Series A Preferred Stock carries 10 votes on matters submitted to shareholders for voting purposes and is convertible into 10 shares of the Company’s common stock subject to anti-dilution in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event, into a greater or lesser number of shares of common stock.

          For the three months ended June 30, 2009, we received funded subscriptions from the sale of our common stock of $404,398; $321,815 from the sale of unit purchase options; and $868,500 from the sale of the Series A Preferred stock, less aggregate selling expenses of $579,119 for aggregate net proceeds for the three months ended June 30 of $1,015,594. Since we began our common stock Regulation S offering in 2004 and through June 30, 2009, we have raised gross proceeds from the sale of our common stock, unit purchase options and Series A Preferred stock of $27,897,859, $9,104,074 and $868,500, respectively, less aggregate selling expenses of $17,119,819 for aggregate net proceeds of $20,750,614.

          The funds received from the sale of our common stock, unit purchase options and preferred stock have been used for operational purposes and equipment purchases offset by cash used in operating and investing activities for our products and services. We believe that our operating and capital requirements in connection with operations have been and will continue to grow and sustain operations. Because our primary uses of cash are for capital expenditures, research and development and construction costs including plant expansion and ongoing plant construction in Ocala, Florida, repayment of debt and pursuit of new business opportunities, we believe we are in a position to delay or scale back these expenditures should the need arise. In addition, we will continue to seek capital from foreign investors to the extent such capital is available.

Cash Flows for the Six Months June 30, 2009

Cash Flows from Operating Activities

     Operating activities used net cash for the six months ended June 30, 2009 of $706,466. Net cash used reflects an adjusted net loss for the period ended of approximately $563,961, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $34,970 of cash used to support net changes in working capital items, which included:

•	a $120,935 increase in accounts receivable as a result of slowed collection efforts due to the economy;

•	a $18,931 increase in inventory costs due to the use of existing inventory for current production;

•	a $145,766 decrease in other current assets as a result primarily of accepting delivery in the current quarter of inventory that was prepaid in the prior quarter

•

a $148,406 decrease in accounts payable and accrued expenses as a result of satisfying vendor liabilities from the proceeds of new financing obtained on certain unencumbered robotic manufacturing equipment acquired in 2008.

Cash Flows used in Investing Activities

     Our investing activities used $632,084 in net cash during the six months ended June 30, 2009. Net cash used is composed entirely of capital expenditures for equipment and outfitting the Ocala facility.

Cash Flows from Financing Activities

     Our financing activities provided net cash of $1,344,166 for the six months ended June 30, 2009. We raised approximately $404,398, $321,815 and $868,500 through the sale of our common stock, unit purchase options and preferred stock, respectively, net of $579,119 in issuance costs. We also received $328,572 in proceeds from new capitalized lease financing obtained in connection with certain robotic equipment.

Financial Position

          Our total assets increased $334,201 or 3% to $10,057,201 as of June 30, 2009 from $9,723,000 as of December 31, 2008 primarily as a result of a net increase in property and equipment. The increase in net property and equipment is the result of expanding our Ocala facility.

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

          The Company may also extend the due date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018. Under the terms of the Mortgage and Security Agreement executed on May 2, 2008, the Company retains the rights to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice. As of June 30, 2009, we owe $1,686,514 on the Note and have made interest payments totaling $59,028.

          We had no outstanding purchase commitments to purchase raw materials as of June 30, 2009.

          As of June 30, 2009, we have expended approximately $2,186,577 to complete the construction and outfitting of our expansion facility in Ocala. The transition from our Ft. Lauderdale facility to the Ocala facility has been delayed due to significant unforeseen expenses incurred in the process of completing the retrofitting of our facility, particularly associated with electrical systems, window installations and HVAC systems, permitting and zoning delays and a pending road widening project by Marion County that will impact our property. We believe that $350,000 remains to be spent over the next six months to complete the construction and outfitting of our expansion facility in Ocala. Consequently, we have revised our estimates of future costs necessary to make the facility operational to reflect an additional $536,577 in addition to the $2,000,000 initially budgeted for completion of the facility.

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

          As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of Robert Stopanio, our President and Principal Executive Officer and Karen Rodgers, our Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon their evaluation, Robert Stopanio and Karen Rodgers, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

          Changes in Internal Control Over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

          To facilitate anticipated growth from the automotive and medical component industry, in July 2007 we purchased a 36,000 square foot single story building on 10.5 acres in Ocala, Florida and began refurbishing the existing building with the intention of moving most of our manufacturing operations from Fort Lauderdale to Ocala by the first quarter of 2008. We initially budgeted $2 million for the refurbishment and relocation; however, we have had to revise our budget and extend our move in date as a result of unforeseen delays with permitting, zoning and a pending road widening project by Marion County. As of June 30, 2009, we have expended approximately $2,186,577 for construction costs, permitting and new equipment purchases, and believe we will need an additional $350,000 to make the facility fully operational. As a result of the delays, we anticipate that the Ocala facility will be fully operational by the third quarter of 2009. We believe that we will have enough cash on hand from our investment activities and operations to finance additional expenditures and do not believe that prolonged problems or delays will threaten the commercial viability of the Ocala facility; however, we may not have anticipated all the logistical impediments and obstacles and may incur further unanticipated delays and additional costs which could adversely affect our liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Common Stock; Unit Purchase Options; and Series A Preferred Stock

          For the three months ended June 30, 2009, we raised a total of $1,594,713 of which $404,398 was generated through the sale of our common stock; $321,815 was generated through the sale of unit purchase options; and $868,500 was generated from the sale of Series A Preferred stock. For common stock sales, we sold 55,332 shares to foreign investors priced between $1.00 and $3.00. For unit purchase options, we issued 643,631 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2009. No shares of Series A Preferred stock were issued and outstanding during the three months ended June 30; however, since June 30, 2009, 86,850 shares have been issued to foreign investors at a price of $10.00 per share.

          Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $579,119. The sales were made to existing shareholders in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. The shareholders have received information concerning the Company and have the opportunity to ask questions about the Company. There were no issuances to stockholders residing in the United States.

          Series B Preferred Stock

          In July 2009, the Company authorized the issuance of 500,000 shares of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) to Robert Stopanio, the Company’s President, sole director, and a controlling shareholder of the Company. The shares are being issued at the purchase price of $.001 per share as consideration, in lieu of a cash bonus, for Mr. Stopanio’s development of a manufacturing incubator and a medical components manufacturing division which will be operated through the Company’s subsidiary, Scorpion Medical Technologies, LLC. Each share of the Series B Preferred Stock carries 30 votes on matters submitted to shareholders for voting purposes and each holder of Series B Preferred Stock shall have the right to convert all or part of his or her shares of Series B Preferred Stock into shares of the Company’s common stock by dividing the original purchase price by $.001 subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. The Series B Preferred Shares are not entitled to dividends or preference upon liquidation.

          The Company relied upon exemptions provided for in Sections 4(2) and 4(6) of the Securities Act including Regulation D promulgated thereunder based Mr. Stopanio’s knowledge of our operations and financial condition and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

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

Date: August 14, 2009	SCORPION PERFORMANCE, INC.

/s/ Robert Stopanio
Robert Stopanio
President and Principal Executive Officer

          In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stopanio
Robert Stopanio	President and Principal Executive Officer	August 14, 2009

/s/ Karen Rodgers
Karen Rodgers	Controller and Principal Financial Officer	August 14, 2009