Form 10-Q
period 2009-09-30
SCORPION PERFORMANCE, INC.
filed 2009-11-16
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

☐ Yes ☒ No

As of September 30, 2009, there were 36,209,788 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCORPION PERFORMANCE, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 30 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$155,661	$297,838
Accounts receivable	321,616	182,541
Inventories	1,418,426	1,336,322
Other current assets	172,586	328,582

Total current assets	2,068,289	2,145,283

Property and Equipment, net	7,979,308	7,577,717

Total Assets	$10,047,597	$9,723,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$422,384	$477,302
Notes payable-current portion	505,338	413,640
Total current liabilities	927,722	890,942

Notes Payable, net of current portion	1,486,824	1,272,873

Total liabilities	2,414,546	2,163,815

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $.0001 per share, 10,000,000 shares authorized, none issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $.0001 per share,100,000,000 shares authorized, 36,209,788 and 36,039,670 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3,621	3,604
Preferred stock, subscriptions	1,417,200
Additional paid in capital	19,298,895	19,438,493
Treasury stock, at cost, 10,000,000 shares	(2,500,000)	(2,500,000)
Accumulated deficit	(10,586,665)	(9,382,912)

Total stockholders’ equity	7,633,051	7,559,185

Total Liabilities and Stockholders’ Equity	$10,047,597	$9,723,000

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues, net	$677,567	$689,050	$2,211,540	$2,416,786

Cost of sales	378,991	572,957	1,376,579	1,611,472

Gross profit	298,576	116,093	834,961	805,314

Expenses:
Selling and marketing expenses	121,276	208,506	404,886	598,898
Research and development	30,159	32,556	90,774	128,749
Salaries and employee benefits	126,177	98,229	377,353	314,684
General and administrative	332,028	361,212	1,060,918	1,234,825

Total expenses	609,640	700,503	1,933,931	2,277,156

Other Income (Expense)
Interest income	438	3,171	1,883	20,594
Interest expense	(32,475)	(32,803)	(91,666)	(44,479)
Lawsuit settlement	—		(15,000)	(75,000)
Total other income(expense)	(32,038)	(29,632)	(104,783)	(98,885)

Net loss	$(343,102)	$(614,042)	$(1,203,753)	$(1,570,727)

Weighted average shares outstanding - Basic and Diluted	36,208,955	35,372,665	36,162,771	34,629,747

Loss per share - Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash Flows From Operating Activities:
Net loss	$(1,203,753)	$(1,570,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	430,099	432,746
Changes in Operating Assets and Liabilities:
Accounts receivable	(139,075)	(28,518)
Inventories	(82,104)	58,851
Other current assets	155,997	(338,400)
Accounts payable and accrued expenses	(54,917)	101,464
Net cash used in operating activities	(893,753)	(1,344,584)

Cash Flows from Investing Activities:

Purchase of property and equipment	(831,690)	(1,474,059)
Net cash used in investing activities	(831,690)	(1,474,059)

Cash Flows from Financing Activities:
Repayments of notes payable
Proceeds from notes payable	305,647	—
Issuance of common stock	506,426	3,687,134
Issuance of Preferred stock	1,417,200
Issuance of unit purchase options	321,815	1,483,073
Issuance costs	(967,822)	(2,434,345)
Shares purchased and returned to treasury	—	(736,674)
Net cash provided by financing activities	1,583,266	1,999,188

Net Decrease in Cash	(142,177)	(819,455)
Cash, Beginning of Period	297,838	1,827,951

Cash, End of Period	$155,661	$1,008,496

Supplemental Disclosures:
Cash paid for interest	$91,666	$44,479

Non-Cash Investing and Financing Transactions:
Purchase of Company’s common stock for return to treasury	$—	$2,000,000

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common stock		Preferred Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Treasury	Total Stockholders’ Equity

	Shares	Amount

Balance, December 31, 2005	25,948,481	$2,594	$—	$4,435,064	$(2,746,043)	$—	$1,691,615

Issuance of common stock	3,498,222	351		8,314,462	—	—	8,314,813
Less: Issuance costs				(3,999,956)			(3,999,956)
Sale of unit purchase options				2,022,810			2,022,810
Net Loss	—	—		—	(1,461,917)	—	(1,461,917)

Balance, December 31, 2006	29,446,703	2,945		10,772,380	(4,207,960)	—	6,567,365

Issuance of common stock	3,751,955	375		7,062,812	—	—	7,063,187
Less: Issuance costs				(5,364,074)			(5,364,074)
Sale of unit purchase options				3,715,818			3,715,818
Net Loss	—	—			(2,424,681)	—	(2,424,681)

Balance December 31, 2007	33,198,658	$3,320	$—	$16,186,936	$(6,632,641)	$—	$9,557,615

Issuance of common stock	2,841,012	284		4,408,755	—	—	4,409,039
Less: Issuance costs				(3,067,771)			(3,067,771)
Sale of unit purchase options				1,910,573			1,910,573

Purchase of treasury shares						(2,500,000)	(2,500,000)

Net Loss	—	—			(2,750,271)	—	(2,750,271)

Balance December 31, 2008	36,039,670	$3,604	$—	$19,438,493	$(9,382,912)	$(2,500,000)	$7,559,185

Issuance of common stock	170,118	17		506,409	—	—	506,426
Issuance of Preferred stock							—
Less: Issuance costs				(967,822)			(967,822)
Sale of unit purchase options				321,815			321,815
Sales of Preferred Stock			1,417,200				1,417,200
Purchase of treasury shares							—

Net Loss	—	—			(1,203,753)	—	(1,203,753)

Balance September 30, 2009	36,209,788	$3,621	$1,417,200	$19,298,895	$(10,586,665)	$(2,500,000)	$7,633,051

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

Company	Scorpion Performance, Inc. and Subsidiaries
AICPA	American Institute of Certified Public Accountants
APB	Accounting Principles Board
ARB	Accounting Review Board
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principles
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
Q208	Three months ended September 30, 2008
Q209	Three months ended September 30, 2009
PTD08	Nine months ended September 30, 2008
PTD09	Nine months ended September 30, 2009
YTD08	Year ended December 31, 2008

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
For the Nine Months Ended September 30, 2009 and 2008

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

Scorpion Real Estate Investments of Broward County, LLC; and Scorpion Real Estate Investments of Marion County, LLC - In June 2007, the Company formed Scorpion Real Estate Investments of Broward County, LLC, a Florida limited liability company that holds title to the Company’s original Ft Lauderdale facility and Scorpion Real Estate Investments of Marion County, LLC, to hold title to the Company’s Ocala expansion facility.

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
For the Nine Months Ended September 30, 2009 and 2008

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2009 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the periods Q309 and YTD08 the Company may have had cash deposits which exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions and has begun to spread its cash balances across several institutions, which the Company believes limits these risks.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009 and December 31, 2008, cash and cash equivalents included cash on hand and cash in the bank

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September, 2009 and December 31, 2008, the allowance for doubtful accounts was approximately $1,025 and $ 0 respectively.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of ASC Topic 605, formerly known as SAB 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following four criteria are met:

1)	Persuasive evidence of an arrangement exists,
2)	Delivery has occurred or services have been rendered,
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.

Advertising

Advertising costs are expensed as incurred and included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $230,796 and $326,127 during Q309 and Q308, respectively.

Research and Development

Costs are expensed as incurred. Research and development expense for Q309 and Q308 were $90,774 and $128,749, respectively.

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
For the Nine Months Ended September 30, 2009 and 2008

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Intangibles and Long-Lived Assets

We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with ASC Topic 360 (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”). In August 2008, the Company revised and improved the impairment analysis for long-lived assets. The improved analysis included fair value estimates for the facilities which includes land and building and improvements. For furniture, fixtures and equipment an analysis of the projected discounted cash flow generated from the Company’s operations was performed. The results of this analysis were sufficient to conclude that no impairment charge was required to the Company’s long-lived assets.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be recovered. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260 (formerly SFAS 128, “Earnings per Share”). Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Segment Reporting

ASC Topic 280 (formerly SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”) requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company determined that did not have any separately reportable operating segments as of September 30, 2009 and December 31, 2008.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2009, FASB issued its final statement SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

NOTE 3 – INVENTORY

As of September 30, 2009 and December 31, 2008, inventory consisted of the following:

	September 30, 2009	December 31, 2008

Raw Materials	$303,955	$353,187
Work in Progress	$345,863	$523,485
Finished Goods	$768,608	$459,650
TOTAL	$1,418,426	$1,336,322

NOTE 4 – NOTES PAYABLE

As of September 30, 2009 and December 31, 2008, notes payable consisted of the following:

	September 30, 2009	December 31, 2008

Stock Purchase Note	$1,686,514	$1,686,513
Capitalized Lease	$305,647	—
Less Note payable - current portion	$(505,337)	$(413,640)
Note payable	$1,486,824	$1,272,873

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

There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement. The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. In January 2009, the Company exercised its option to pay interest only. In the third quarter of 2009, the Company made interest payments totaling $88,542.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

NOTE 4 - NOTES PAYABLE (Continued)

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

Capitalized Lease

In January 2009, the Company executed two capital leases with Machinery Finance Resources, LLC. The terms of the lease agreement provide financing for the acquisition of $385,927 of manufacturing equipment for the Ocala facility. The leases have been accounted for as capital leases and provide for 60 monthly payments of $7,585 and bear interest at 6.9%. Amortization of assets under capitalized leases is included in depreciation expense. Interest incurred in the nine months ending September 30, 2009 is $16,355

Future minimum payments under the capitalized lease at September 30, 2009 are:

2009	$22,755
2010	$91,023
2011	$91,023
2012 and beyond	$189,631

Total minimum lease payments	$394,432
Less amounts representing interest	$52,849
Less deposit	$15,138

Present value of net lease minimum lease payments included in long term debt	$326,445

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

NOTE 5 - EQUITY

Common Stock and Unit Purchase Options

For the nine months ended September 30, 2009 the Company raised a total of $4,441,492 of which $1,165,214 was generated through the sale of our common stock, $990,578 was generated through the sale of unit purchase options and $2,285,700 was generated through the sale of preferred stock (see series A Preferred Stock below). Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $1,853,339. The Company authorized the issuance of 170,118 shares of its common stock in a series of individual transactions to foreign investors priced between $1.00 and $3.00, and 643,630, Unit Purchase Options to existing shareholders at a price of $.50 per Unit, each Unit consisting of two shares of common stock exercisable at $1.00 per share until December 31, 2011.

The foregoing sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The funds received have been used for operational purposes and equipment purchases.

Series A Preferred Stock

In April 2009, we initiated a private offering to existing shareholders of the Company of up to 1,500,000 shares of preferred stock designated as Series A 10% Preferred Stock (the “Series A Preferred Shares”) at a purchase price of $10.00 per share. Under the terms of the offering, for a period of two years, the Company will pay a 10% dividend on each share of Series A Preferred stock, payable at the option of the Company, in cash or shares of common stock. Each share of the Series A Preferred Stock carries 10 votes on matters submitted to shareholders for voting purposes and is convertible into 10 shares of the Company’s common stock subject to anti-dilution in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event, into a greater or lesser number of shares of common stock. As of September 30, 2009, 121,120 shares of preferred stock have been issued.

Series B Preferred Stock

In July 2009, the Company authorized the issuance of 500,000 shares of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) to Robert Stopanio, the Company’s President, sole director, and a controlling shareholder of the Company. The shares are being issued at in lieu of a cash bonus, for Mr. Stopanio’s development of a manufacturing incubator and a medical components manufacturing division which will be operated through the Company’s subsidiary, Scorpion Medical Technologies, LLC. Each share of the Series B Preferred Stock carries 30 votes on matters submitted to shareholders for voting purposes and each holder of Series B Preferred Stock shall have the right to convert all or part of his or her shares of Series B Preferred Stock into shares of the Company’s common stock by dividing the original purchase price by $.001 subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. The Series B Preferred Shares are not entitled to dividends or preference upon liquidation. On July 17, the Company authorized an amendment to the Certificate of Designations of the Company’s Series B Preferred stock to clarify transfer and conversion restrictions. Articles of Amendment to the Company’s Articles of Incorporation were filed on November 9, 2009. As amended, holders of the Series B Preferred Stock may convert shares to common stock of the Company only upon a change of control in the management and ownership of the Company. Further, holders of Series B Preferred Stock may only transfer the shares to immediate family members. As of the date of this Report, no shares of Series B Preferred Stock have been issued.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

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

NOTE 8 – SUBSEQUENT EVENTS

On September 23, 2009 a contract was signed for the purchase of property located at 5420 NW 44th Avenue, Ocala, FL which adjoins our Ocala plant on the south side. The property consists of 11.73 acres, a 60,876 sq ft building, of which 40,000 sq ft is rented to outside tenants and 20,000 for our own use.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following terms and definitions are commonly used throughout this filing.

Company	Scorpion Performance, Inc. and Subsidiaries
AICPA	American Institute of Certified Public Accountants
APB	Accounting Principles Board
ARB	Accounting Review Board
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principles as applied in the United States
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
Q208	Three months ended September 30, 2008
Q209	Three months ended September 30, 2009
PTD08	Nine months ended September 30 2008
PTD09	Nine months ended September 30, 2009
YTD08	Year ended December 31, 2008

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

          Employees. Scorpion has 37 full-time employees and no part-time employees. None of our employees are represented by a collective bargaining agreement. Management of Scorpion considers its relationship with its employees to be satisfactory.

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

          Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are in Note 2 to our consolidated financial statements and below:

          In June 2009, FASB issued its final statement SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

          In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

          In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

          In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

          In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

          In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

          Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

RESULTS OF OPERATIONS

          The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated unaudited financial statements for the nine months ended September 30, 2009 and audited financial statements for the year ended December 31, 2008. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008

NET INCOME

          Net revenue for the three months ended September 30, 2009 was $677,567 a decrease of $11,483 or 2%, compared to net revenue of $689,050 for the three months ended September 30, 2008. Net revenue for the three months ended September 30, 2009 was down from the same period ended 2008 due to reduced orders for anodizing services, as a result of the economic downturn; however this decrease was offset during 2009 by an increase in private label parts and by sales of automotive parts through the Company’s Scorpion Racing Products division which we launched in late 2008.

NET REVENUE BY SOURCE

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Change From Prior Period

PRODUCTS
Scorpion Brand	$212,615	31%	$215,942	31%	$(3,327)	-2%
Scorpion Racing Products	$30,782	5%	$—		$30,782	100%
Private Label	$363,834	54%	$332,201	48%	$31,633	10%

Total Products	$607,231	90%	$548,143	80%	$59,088	11%

SERVICES
Anodizing:
Anodizing	$14,820	2%	$28,831	4%	$(14,011)	-49%
Medical Components	$55,516	8%	$112,076	16%	$(56,560)	-50%

Total Services	$70,336	10%	$140,907	20%	$(70,571)	-50%

NET REVENUE	$677,567	100%	$689,050	100%	$(11,483)	-2%

          Cost of sales for the three months ended September 30, 2009 was $378,991, a decrease of $193,966 or 34% compared to cost of sales of $572,957 for the three months ended September 30, 2008. Our cost of sales decreased primarily as a result of a reduction in freight and a $50,030 decrease due to a reclassification of direct labor costs in connection with the build out of our Ocala facility. As a result, gross profit for the three months ended September 30, 2009 was $298,576 an increase of $182,483 or 157%, compared to gross profit of $116,093 for the nine months ended September 30, 2008.

          Total operating expenses for the three months ended September 30, 2009 were $609,640, a decrease of $90,863 or 13% as compared to total operating expenses of $700,503 for the three months ended September 30, 2008. The change is primarily a result of the following:

•	Selling and marketing expenses decreased $87,230 or 42% as a result of cutbacks and reduction in advertising expenditures.

•	Research and development expenses decreased $2,397 or 7% due primarily to the prioritizing of and reduction in the number of projects.

•	Salaries and benefits expense increased $27,947 or 28% primarily as a result of reclassification of direct labor.

•	General and administrative expense decreased $29,184 or 8% due to:

	o	a $2,202 decrease in automobile expense due to a decrease in fuel costs and maintenance.

	o	a $12,065 decrease in small tools due to reclassification as a component of our cost of sales.

	o	a $3,216 decrease in utilities due to decreased usage.

	o	an $8,656 increase in rent due to warehousing building materials and supplies in Ocala, FL.

	o	a $4,955 decrease in office and warehouse supplies as a result of price shopping; and just in time ordering of office supplies.

	o	a $15,401 decrease in other general and administrative expenses.

          Other Income (Expense) for the three months ended September 30 2009 was ($32,038) a decrease of $2,406 or 8% as compared to other income of ($29,632) for the three months ended September 30, 2008. Interest expense remained consistent; however, interest income decreased due to a decrease in cash as a result of using cash reserves for our Ocala project.

          We realized a net loss of $343,102 for the three months ended September 30, 2009 as compared to a net loss of $614,042 for the same period ended September 30, 2008.

Results of Operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

NET INCOME

          Net revenue for the nine months ended September 30, 2009 was $2,211,540, a decrease of $205,246 or 8% compared to net revenue of $2,416,786 for the nine months ended September 30, 2008. Net revenue increased during the first and part of the second quarter of 2009, up 11%, 14% and 10% for the months February, March and April. Following a flat summer, we saw sales pick up again with net revenue increasing again, up 16% and 15% for the months of August and September, respectively.

NET REVENUE BY SOURCE

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008		Change From Prior Period

PRODUCTS
Scorpion Brand	$684,909	31%	$786,365	33%	$(101,456)	-13%
Scorpion Racing Products	$143,791	7%	$—		$143,791	100%
Private Label	$1,150,753	52%	$1,247,088	52%	$(96,335)	-8%

Total Products	$1,979,453	90%	$2,033,453	84%	$(54,000)	-3%

SERVICES
Anodizing:
Anodizing	$62,956	3%	$109,123	5%	$(46,167)	-42%
Medical Components	$169,131	8%	$274,210	11%	$(105,079)	-38%

Total Services	$232,087	10%	$383,333	16%	$(151,246)	-39%

NET REVENUE	$2,211,540	100%	$2,416,786	100%	$(205,246)	-8%

          Cost of sales for the nine months ended September 30, 2009 was $1,376,579 a decrease of $234,893 or 15% compared to cost of sales of $1,611,472 for the nine months ended September 30, 2008. As discussed under results for the three months ended September 30, cost of sales decreased primarily as a result of a reduction in freight and a decrease due to a reclassification of direct labor costs in connection with the build out of our Ocala facility. Gross profit for the nine months ended September 30, 2009 was $834,961, an increase of $29,647 or 4%, compared to gross profit of $805,314 for the nine months ended September 30, 2008.

          Total operating expenses for the nine months ended September 30, 2009 were $1,933,931 an increase of $343,225 or 15% as compared to total operating expenses of $2,277,156 for the nine months ended September 30, 2008. The change is due to:

•	Selling and marketing expenses decreased $194,012 or 32% as a result of cutbacks and reduction in advertising expenditures.

•	Research and development expenses decreased $37,975 or 29% due the prioritizing of and reduction in the number of projects.

•	Salaries and benefits expense increased $62,670 or 20% primarily as a result of reclassification of direct labor.

•	General and administrative expense decreased $173,908 or 14% which is primarily a result of the following:

	o	a $65,109 decrease in professional fees due to reduced contractual matters.

	o	a $41,720 decrease in automobile expense due to a decrease in fuel costs and maintenance.

	o	a $61,232 decrease in repairs & maintenance due to updating equipment in prior quarters.

	o	a $2,598 decrease in workers compensation insurance due to no injuries.

	o	a $13,136 decrease in small tools due to reclassification as a component of our cost of sales.

	o	a $9,887 increase in other general and administrative expenses.

          Other Income (Expense) for the nine months ended September 30 2009 was ($104,783) an increase of $5,898 or 6% as compared to other income of ($98,885) for the nine months ended September 30, 2008. Interest income was down $18,711 or 91% due which was offset by a $47,187 increase in interest expense related to our stock repurchase from a former director and a $60,000 decrease in lawsuit settlements for September 30, 2009 which was $15,000 compared to $75,000 for September 30, 2008.

          We realized a net loss of $1,203,753 for the nine months ended September 30, 2009 as compared to a net loss of $1,570,727 for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 2009, we had an accumulated deficit of $(10,586,664) and cash and cash equivalents of $155,661. For the year ended December 31, 2008 our accumulated deficit and cash equivalents were $(9,382,912) and $297,838, respectively.

          Our primary sources of cash continue to be from our rocker arm operations, anodizing services and the sale of our equity securities. Our cash flows from operations are derived primarily from the manufacture and distribution of Scorpion brand and private label rocker arms and other automotive parts through our Scorpion Racing division. Cash flows from our anodizing services are dependent upon the revenue generated from third party customers which has decreased in 2009 due to the economic downturn and fewer customers ordering during the first three quarters. Anodizing services are primarily a component of our rocker arm manufacturing process which other manufacturers utilize from time to time for both automotive applications as well as non-automotive applications including medical components and equipment.

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

          For the nine months ended September 30, 2009, we have received funded subscriptions from the sale of our common stock of $1,165,214; $990,578 from the sale of unit purchase options; and $2,285,700 from the sale of the Series A Preferred stock, less aggregate selling expenses of $1,853,339 for aggregate net proceeds for the nine months ended September 30 of $4,441,492. Since we began our common stock Regulation S offering in 2004 and through September 30, 2009, we have raised gross proceeds from the sale of our common stock, unit purchase options and Series A Preferred stock of $28,403,927, $9,425,889 and $2,285,700 respectively, less aggregate selling expenses of $18,087,641 for aggregate net proceeds of $22,028,250.

          The funds received from the sale of our common stock, unit purchase options and preferred stock have been used for operational purposes and equipment purchases offset by cash used in operating and investing activities for our products and services. We believe that our operating and capital requirements in connection with operations have been and will continue to grow and sustain operations. Because our primary uses of cash are for capital expenditures, research and development and construction costs including plant expansion and ongoing plant construction in Ocala, Florida, repayment of debt and pursuit of new business opportunities, we believe we are in a position to further delay or scale back these expenditures should the need arise. In addition, we will continue to seek capital from foreign investors to the extent such capital is available.

Cash Flows for the Nine Months September 30, 2009

Cash Flows from Operating Activities

          Operating activities used net cash for the nine months ended September 30, 2009 of $893,753. Net cash used reflects an adjusted net loss for the period ended of approximately $773,654 as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $120,099 of cash used to support net changes in working capital items, which included:

•	a $139,075 increase in accounts receivable as a result of slowed collection efforts due to the economy;

•	an $82,104 increase in inventory costs due to the use of existing inventory for current production;

•	a $155,997 decrease in other current assets as a result primarily of accepting delivery in the current quarter of inventory that was prepaid in the prior quarter;

•	a $54,917 decrease in accounts payable and accrued expenses as a result of satisfying vendor liabilities and cutting back on purchases.

Cash Flows used in Investing Activities

          Our investing activities used $831,690 in net cash during the nine months ended September 30, 2009. Net cash used is composed entirely of capital expenditures for equipment and outfitting the Ocala facility.

Cash Flows from Financing Activities

          Our financing activities provided net cash of $1,583,266 for the nine months ended September 30, 2009. We raised approximately $506,426, $321,815 and $1,417,200 through the sale of our common stock, unit purchase options and Series A Preferred stock, respectively, net of $967,822 in issuance costs. We also received $305,647 in proceeds from new capitalized lease financing obtained in connection with certain robotic equipment that we acquired during the first quarter of 2009.

Financial Position

          Our total assets increased $324,598 or 3% to $10,047,597 as of September 30, 2009 from $9,723,000 as of December 31, 2008 primarily as a result of an increase in property and equipment, net. The increase in property and equipment, net was primarily associated with capital expenditures for equipment and outfitting the Ocala facility since the year ended December 31, 2008 offset by a $76,994 decrease in other current assets as a result of our expensing prepaid expenses and not prepaying for current year and a $142,177 decrease in cash. Accounts receivable as a percentage of total current assets has fluctuated between 14% and 16% during 2009 as compared to 7% and 9% during 2008 and prior periods as a result of several vendors implementing EDI which delays payment to net 65-70 days.

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

          The Company may also extend the due date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018. Under the terms of the Mortgage and Security Agreement executed on May 2, 2008, the Company retains the rights to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice. As of September 30, 2009, we owe $1,686,514 on the Note and have made interest payments totaling $91,666.

Material Commitments

          On September 28, 2009, we signed a contract, subject to seller financing of $2,000,000, to purchase real estate that adjoins our Ocala facility. The property consists of 11.73 acres with a 60,876 sq. foot building of which 40,000 sq. feet are currently leased to an unrelated third party. If consummated, we intend to use the remaining 20,876 sq. feet for additional operations.

          We had one outstanding purchase commitments to purchase raw materials as of September 30, 2009 from Eaton Steel for $60,000.

          As of September 30, 2009, we have expended approximately $2,378,003 to complete the construction and outfitting of our expansion facility in Ocala. The transition from our Ft. Lauderdale facility to the Ocala facility has been delayed due to significant unforeseen expenses that arose during the end of 2008 and through the current period related to installation of electrical systems, window installations and HVAC systems. These delays, together with ongoing permitting and zoning delays and a pending road widening project by Marion County that will impact our property have pushed our completion date estimates to the third quarter of 2010. In addition, as initially budgeted, we intended to keep our anodizing division in our Fort Lauderdale location; however, management has reassessed the costs and the Company’s needs to onsite services and has revised the budget and projections to include the costs of building out and relocating anodizing to the Ocala location. We believe that an additional $350,000 remains to be spent during the last quarter of 2009 to complete the construction and outfitting of our expansion facility in Ocala which will include our anodizing division. Consequently, we have revised our estimates of future costs necessary to make the facility operational to reflect an additional $728,003 in addition to the $2,000,000 initially budgeted for completion of the facility.

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

          As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of Robert Stopanio, our President and Principal Executive Officer and Karen Rodgers, our Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon their evaluation, Robert Stopanio and Karen Rodgers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

          Changes in Internal Control Over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          ONGOING DELAYS AND UNANTICIPATED COSTS IN CONNECTION WITH THE RELOCATION OF OUR PRIMARY MANUFACTURING FACILITY TO OCALA COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND LIQUIDITY.

          To facilitate anticipated growth from the automotive and medical component industry, in July 2007 we purchased a 36,000 square foot single story building on 10.5 acres in Ocala, Florida and began refurbishing the existing building with the intention of moving most of our manufacturing operations from Fort Lauderdale to Ocala by the first quarter of 2007. We initially budgeted $2 million for the refurbishment and relocation; however, we have had to revise our budget and extend our move in date as a result of unforeseen delays with permitting, zoning and a pending road widening project by Marion County. In addition, we have revised our initial plans to include build-out and relocation of our anodizing division from our Fort Lauderdale location to Ocala. As of September 30, 2009, we have expended approximately $2,378,003 for construction costs, permitting and new equipment purchases, and believe we will need an additional $350,000 to make the facility fully operational. As a result of the delays, we anticipate that the Ocala facility will be fully operational by the third quarter of 2010. We believe that we will have enough cash on hand from our investment activities and operations to finance additional expenditures and do not believe that prolonged problems or delays will threaten the commercial viability of the Ocala facility; however, we may not have anticipated all the logistical impediments and obstacles and may incur further unanticipated delays and additional costs which could adversely affect our liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          For the three months ended September 30, 2009, we raised a total of $2,245,441 of which $506,426 was generated through the sale of our common stock; $321,815 was generated through the sale of unit purchase options; and $1,417,200 was generated from the sale of Series A Preferred stock. For common stock sales, 45,833 shares were authorized for issuance to foreign investors priced between $1.00 and $3.00, of which, certificates for 1,000 shares were issued at September 30, 2009. For unit purchase options, we issued 643,631 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2011. As of September 30, 2009, there were 121,120 certificates for shares of Series A Preferred stock issued and outstanding to foreign investors at a price of $10.00 per share with the balance of 20,600 shares authorized for issuance.

          Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $967,822. The sales were made to existing shareholders in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. The shareholders have received information concerning the Company and have the opportunity to ask questions about the Company. There were no issuances to stockholders residing in the United States.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.	OTHER INFORMATION

          On July 17, the Company authorized an amendment to the Certificate of Designations of the Company’s Series B Preferred stock to clarify transfer and conversion restrictions. Articles of Amendment to the Company’s Articles of Incorporation were filed on November 9, 2009. As amended, holders of the Series B Preferred Stock may convert shares to common stock of the Company only upon a change of control in the management and ownership of the Company. Further, holders of Series B Preferred Stock may only transfer the shares to immediate family members. As of the date of this Report, no shares of Series B Preferred Stock have been issued. All disclosures regarding the amended terms and conditions of the Series B Preferred Stock set forth in this Report are qualified by and subject to the rights, preferences and designations set forth in the Amended and Restated Certificate of Designation of Preferences and Rights of the Series B Preferred Stock attached as an exhibit to this Report.

          There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

No.	Description

3.1	Amended and Restated Certificate of Designations of Series B Preferred Stock as filed with the Florida Secretary of State on November 9, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company
32.1	Section 1350 Certification of Principal Executive Officer of the Company
32.2	Section 1350 Certification of Principal Financial Officer of the Company

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009	SCORPION PERFORMANCE, INC.

/s/ Robert Stopanio
President and Principal Executive Officer

          In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stopanio	President and Principal	November 16, 2009
Executive Officer

/s/ Karen Rodgers	Controller and Principal	November 16, 2009
Financial Officer