Form 10-K
period 2009-12-31
SCORPION PERFORMANCE, INC.
filed 2010-03-31
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 36,149,955 common shares outstanding at February 28, 2010.

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

          These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash, which are discussed in Part II, Item 7 under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

          Acronyms and defined terms used in this text include the following:

Company	Scorpion Performance, Inc. and Subsidiaries
AICPA	American Institute of Certified Public Accountants
APB	Accounting Principles Board
ARB	Accounting Review Board
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principals
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards

AVAILABLE INFORMATION

          At the present time, there is no public market for the common stock of Scorpion Performance and our common stock is not traded on any exchange or quoted on any service.

          On October 10, 2007, Scorpion Performance filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934 (the “Exchange Act”) on a voluntary basis to provide current public information to the investment community, which registration statement became effective on December 12, 2007. We filed several amendments in response to comments from the SEC for clarification of statements and disclosures made in our initial filing, and on August 18, 2009, received notice from the SEC that the staff had no further comments. Since the date our registration became effective, we have been subject to the informational requirements of the Exchange Act and, in accordance therewith are required to file annual, quarterly and current reports and information with the SEC.

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

THE COMPANY

          Scorpion Performance is a full service designer and manufacturer of branded and private label high performance automotive parts and components using a wide range of precision and robotic manufacturing technologies to produce a variety of branded and private label high performance automotive products and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket. We also provide in-house anodizing services to produce high-end finished products for a variety of uses in the automotive as well as medical and photographic imaging industries.

          The Company was incorporated in Florida in 1999 for the initial purpose of manufacturing high grade rocker arms for high performance automobiles. A rocker arm is a pivoted lever used in an internal combustion engine to transfer the motion of the camshaft or pushrod to the valve stem that opens and closes the valves that let the air/fuel mixture into an engine and the exhaust gases out of the engine. From rocker arms, we expanded our product line to include lifters, push rods, valve springs and fuel rail kits.

          In addition to our core automotive products categories, we also manufacture non-FDA regulated components and assemblies for the medical industry. We are in the process of obtaining ISO certification for our Ocala facility which, upon approval, will permit us to manufacture implantable FDA regulated medical devices and equipment in accordance with FDA requirements which we believe will allow us to use our high performance technologies to manufacture a wider variety of medical devices and components.

          All of our products are manufactured in the United States. The components we manufacture are carefully and efficiently processed through a variety of high precision finishing methods, such as tumbling, anodizing and custom laser engraving, and then assembled and shipped directly to a customer for use in its products. We believe our in-house tooling, robotic and machine capabilities give us a distinct advantage over domestic and foreign competitors because we have the capability to manufacture precision cutting tools and to reconfigure specialized machine tools on site. We believe these capabilities, together with our pricing, provide a competitive advantage as manufacturing and processing times are minimized and the variety and type of components we can provide is greatly expanded.

          Our principal office is located at 3000 SW 4th Avenue, Fort Lauderdale, Florida 33315. Our phone number is (954) 779-3600; our fax number is (954) 779-3029. Our primary website is www.scorpionperformance.com. We maintain two additional websites for sales and marketing which are www.scorpionracingproducts.com for marketing and distribution of products through our subsidiary Scorpion Racing Products; and www.scorpionracingproductstv.com which provides video marketing of our products. The information contained on our websites is not part of our reports with the Securities and Exchange Commission and is not incorporated by reference into this Report.

SUBSIDIARIES

          The Company’s wholly owned subsidiaries are Anodize, LLC, Scorpion Racing Products, Inc., Scorpion Medical Technologies, LLC, Scorpion Real Estate Investments of Broward County, LLC, Scorpion Real Estate Investments of Marion County, LLC, Manure Packing Systems, LLC, World Waste Management, LLC, Scorpion Rockers, Inc. and Scorpion Real Estate of Marion County, LLC (formed on March 4, 2010).

FINANCIAL INFORMATION

	Period Ended December 31, 2009	Period Ended December 31, 2008
Net Revenues	$2,723,799	$2,867,578
Gross Profit	$1,016,688	$686,754
Gross Profit as a % of Net Revenue	37%	24%

Net Income/(Loss)	$(1,907,214)	$(2,750,270)

Current Assets	$1,706,503	$2,145,283
Property and Equipment	$10,086,414	$7,577,717

PRODUCTS

Rocker Arms

          A rocker arm is a pivoted lever used in an internal combustion engine to transfer the motion of the camshaft or pushrod to the valve stem that opens and closes the valves that let the air/fuel mixture into an engine and the exhaust gases out of the engine. The difference between a performance rocker arm and a standard rocker arm is the ability to improve valve timing that can have a great impact on an engine’s performance at different speeds. With a performance rocker arm, the exhaust and intake cycles overlap creating faster air/fuel movement and as a result, a faster, more efficient engine. Scorpion brand rocker arms generated 35% and 31% of total revenue for the years ended December 31, 2009 and 2008. We also produce private label products, which are products that are sold under the name or brand of the retailer or wholesaler. Private label rocker arms generated 52% and 49% of total revenue for the years ended December 31, 2009 and 2008, respectively.

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

Other Racing Products

          In addition to rocker arms, we design and manufacture related internal engine parts and assemblies including lifters, push rods, valves, valve springs and fuel rails. Sales of related auto components were nominal (less than 1%) in 2009 and 2008 due to fewer purchase orders which we attribute to the general economic uncertainties and business failures in the automotive parts industry during 2009 and also due in part to a substantial reduction in our marketing efforts in our attempts to reduce costs. However, based on demand during the first quarter of 2010, we believe that sales of other automotive components will increase during 2010.

Scorpion Robotics/Engineering

          We offer engineering services under the trade name “Robotics” using a wide range of precision machining technologies to meet an extensive range of customer specifications for custom ordered products. These services are currently offered as support services to our private label wholesalers and retailers. In addition to our core automotive products categories, we manufacture components and assemblies for the medical industry including handles for reusable obturators which are generally components of a surgical instrument assembly used for a variety of functions including puncturing tissue to gain access to a surgical site, clearing blocked tracheal passages or inserting catheters. Sales of medical components during 2009 and 2008 were nominal (less than 1%) in 2009 and 2008; however, once our Ocala facility is fully functional, we intend to market our manufacturing capabilities and expect to generate revenue beginning in 2011.

SERVICES

Scorpion Anodizing

          Anodizing is a finishing process for manufactured parts and components that uses electrolytic oxidation of the aluminum surface to produce a protective oxide coating. Metal components in their final shape are placed on special racks and immersed in a series of solutions held in open top tanks that clean, pre-treat, anodize, color (optional) and seal the metal. Anodizing is the step that produces the actual coating. Unlike most other finishes, anodizing preserves the natural texture and finish of the metal. This coating consists of hydrated aluminum oxide and is considered resistant to corrosion and abrasion. Conventional coatings are 0.1 — 1.0 mil thick and are essentially transparent, although they may be colored. Scorpion places great emphasis on “the look” or physical appearance of its finished products. Every item is tumble-finished to a high polish and then anodized in the buyer’s choice of blue, black, red, purple, violet or a clear finish. Each component is etched with the Scorpion trademark or private label of the customer and then packaged for shipment.

          Anodizing is used in the production of thousands of consumer, commercial and industrial products. After being approached by medical parts manufacturers and photographic equipment manufacturers, we expanded our anodizing services to include anodizing of multi-purpose handles for the medical industry and retinal ID equipment housing and lens mounts for cameras.

          The price of our anodizing services depends on the type, size and quantity of product to be finished as a rack may hold many small items but only a few large items. On average, the minimum price is $50 per rack. Anodizing orders from medical parts manufacturers and photographic equipment manufacturers generated 13% and 20% of total revenue for the periods ended December 31, 2009 and December 31, 2008, respectively.

EQUIPMENT AND MACHINES

          We manufacture our products using what we believe to be state of the art lathes, grinders, hydraulic “tombstone” fixtures and related machines. We operate on the belief that machine tool development is continuously undergoing rapid technological innovation and place a great deal of emphasis on reverse engineering, which involves disassembling a machine to learn how it was built and how it works. Upon purchase or acquisition of a new machine, our engineers make modifications to further improve its productivity. To the extent possible, we integrate computer-controlled robotics into the manufacturing process. We spent $118,318 and $76,340 during periods ended December 31, 2009 and 2008, respectively, on research and development of our reverse engineering processes. Management feels the Company has gained a substantial foothold in the industry by using this additional knowledge to build better processes and improve its specs which we believe reduces production time and costs therefore maximizing our competitive edge.

          We estimate that the expected “life” of a new machine is seven years and depreciate our key equipment over a seven-year period on the assumption that more efficient productivity will justify investing in the newest models. The Company then either retains the machines for parts or sells off the machines to recoup, on average, 15% of the original costs of the machines.

RAW MATERIALS AND INVENTORY

          Our principal raw materials are aluminum extrusion and specialty steel, which along with labor represent the largest components of our production costs. We purchased approximately $42,986 of steel in 2009 representing 2% of our total cost of goods sold as compared to $107,478 of steel in 2008 that represented 4% of our total cost of goods sold. We purchased approximately $133,436 of aluminum in 2009 representing 7% of our total cost of goods sold as compared to $251,074 of aluminum in 2008 that represented 11% of our total cost of goods sold. Steel demand and prices tumbled after the global credit crisis of 2009 paralyzed consumers’ purchasing power and also forced producers to cut production sharply to match weakening demand. As a result we have enjoyed lower costs and have been able to adequately maintain reserves.

          Although last year’s economic problems and uncertainty in the U.S. and global economy forced some suppliers into bankruptcy or out of the market, we have been able to rely on stockpiled inventory and when needed, to purchase raw material from a pool of 19 suppliers. Our three largest suppliers are as follows:

          Table of Suppliers Representing over 10% of our Raw Materials Purchased

	2009	2008
Eaton Steel	2%	4%
Crown Extrusions	7%	11%
Universal Bearings	7%	2%

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

DISTRIBUTION

          We sell our products wholesale to over 110 distributors and directly to OEM customers, of which one distributor accounted for 29% of our revenue during 2009, and in the aggregate with four other distributors, accounted for over 55% of our annual revenue during 2009. All of our orders are open purchase orders from distributors most of which we have established long-term relationships and, generally, are processed, manufactured and delivered to the distributor within 10-12 days of receipt of the purchase order. We deliver or ship finished products directly to OEM customers. Our products are also distributed to aftermarket customers through a network of warehouse auto parts distributors. While the automotive and parts industry and the overall U.S. and global economies have experienced substantial declines resulting in decreased demand for products, we have observed a thinning of the number of distributors and consolidation in the industry which we believe will work to our advantage. Distributors and OEMs are in a position to demand quality, price/cost competiveness, higher product performance, reliability, timeliness of delivery, new product and technology, flexibility and customer service, all of which we pride our Company on delivering consistently.

COMPETITION

          Automated Production Methods - We believe that our focus on robotic and other advanced production methods together with our adherence to high quality and exemplary customer service provides the winning edge, permitting us to compete effectively in our market. Our robotic/automated production methods permit us to (i) operate three shifts with minimum human supervision which we believe lowers costs; (ii) reduce production cycle time which we believe improves efficiency; and (iii) maintain consistent quality across large production runs. Our on-staff engineering capabilities permit us to quickly adapt to a customer’s individual specifications and our “just-in-time” production philosophy permits us to turn around orders in less time than it takes for ocean travel from an offshore source, reducing the customer’s inventory carrying cost.

          Private Label Products - We manufacture several products for our brand name competitors and believe the trend will continue to grow as distributors and OEMs seek their own private label branding. We believe that by offering specialized private or “no label” branding, coupled with offering equal or better quality, lower pricing and faster delivery than foreign manufacturers, we will continue to outpace competitors in the future.

          Expansion of Manufacturing Capabilities for the Medical Components Industry - In connection with expansion of our manufacturing capabilities for the medical component industry, we are in the process of obtaining ISO certification for a dedicated portion of the Ocala facility to meet the requirements of the medical device industry which addresses most FDA requirements. We believe that ISO certification will allow us to aggressively pursue business in the medical industry and improve our business processes and product quality. We also believe having ISO certification will allow us to expand into global markets as ISO standards are required in many countries.

          Expansion of Manufacturing Facility - To facilitate anticipated growth from the automotive and medical component industry, we began building out a 36,000 sq ft production facility in Ocala Florida in 2008 which is slated to come on line during the third quarter of 2010., We have had to delay the opening of the Ocala facility due to construction, zoning, permitting, unbudgeted costs and other delays beyond our control, together with costs and a general freeze on credit and funding to fully fund construction during 2009.

          Competitor Attrition - During 2009, several of our competitors, large and small, filed for bankruptcy or significantly curtailed production due to an inability to access needed capital and credit to maintain operations. As a result, we have acquired many of our former competitor’s customers including GM Performance, Ford Racing and Mercury Marine, which has resulted in an increase in orders and revenue during the first quarter of 2010.

          We expect competitive pressures in our market to remain strong both from our remaining competitors and new global competitors many of which may have greater financial resources than us, and are able to enjoy economic advantages such as lower labor costs, lower health care costs and lower tax rates. To remain competitive and to continue our growth into a medium to large manufacturer, we will continue to anticipate technological advances by our competitors and intend to maintain cutting edge equipment and processes that may lead us to develop new manufacturing techniques to make our products more efficiently and at competitive global prices.

SALES AND MARKETING

          During 2009, we focused on sales and marketing of our products through Scorpion Racing Products. We spent $293,193 on advertising and $78,437 in connection with opening a temporary sales office in Daytona Beach, Florida which is currently staffed with three sales representatives.

          We believe that the quality, performance features, and low costs of our products attract end users, distributors and OEM customers to our products and that a properly serviced and satisfied customer will ultimately provide the best opportunity for market expansion and attracting new customers. The principal end user of our automotive products is the racing and car buff enthusiast. To appeal to this market, we emphasize the high performance features of our products as well as our affinity with the racing culture through the following:

          Print Advertising - We advertise our products in a variety of U.S. and international trade publications, including Fastest Street Car, Performance Racing Industry Magazine, Chevy Hi-Performance Magazine, 5.0 Ford Magazines, Engine Master Magazine, GM High-Tech Magazine, Circle Track, Performance Trader, and Engine Builder Magazine. We also advertise in National Dragster, Race Pages, RPM, Drag Illustrated and NHRA Full Throttle Drag Racing Program to coincide with trade shows and racing events

          Online Advertising –

•	In addition to print advertising in trade magazines, we advertise on those magazines’ websites.

•	We maintain three websites to promote the Company and our products and services:

	o	www.scorpionperformance.com: provides information about manufacturing, and general information about the Company.

	o	www.scorpionracingproducts.com: for marketing and distribution of products through our subsidiary Scorpion Racing and access to our catalogs; and

	o	www.scorpionracingproductstv.com: also through our subsidiary Scorpion Racing, this website is devoted to marketing our products through videos.

•	We advertise on four major PowerTV online network channels at http://powertvmedia.com including Stang TV, Street Legal TV, LSX TV and One Dirt TV.

          Television Advertising – We have promoted our products on the SPEED cable channel by purchasing 30-minute episodes of targeted programs such as Two Guys Garage.

          Event Marketing; Racing Sponsorships - –We have participated as a sponsor a variety of racing events including the NMCA/Edelbrock Drag Racing Pro Street Class, the International Motor Contest Association, the Champion Racing Series, the ASA Midwest Stock Car Series, and the Contingency Collection. We have sponsored race car drivers such as Jim Blair and Mark Kyger.

          Trade Shows - We maintain a strong presence at national tradeshows such as the Performance Racing Industry Trade Show in Orlando, Florida. These types of trade shows appeal to our end users and expose us to hundreds of potential customers and distributors.

EMPLOYEES

          As of December 31, 2009, Scorpion had 34 full-time employees and no part-time employees. None of our employees are represented by a collective bargaining agreement. Management of Scorpion considers its relationship with its employees to be satisfactory.

INTELLECTUAL PROPERTY

          We rely upon unpatented trade secrets, processes and know how in connection with our proprietary machine tooling and customized equipment. To protect our proprietary rights, we enter into confidentiality or license agreements with third parties, employees and consultants, and control access to and distribution of our proprietary information.

          Trademarks

          We use the trademark “Scorpion Performance” in our business, with many of our products sold under this brand. We have registered our logo (Serial Number 77149510/Registration Number 3384305) and word mark (Serial Number 77150396/Registration Number 3397455) with the United States Patent and Trademark Office. We have filed an application for the mark “Scorpion Racing Products” (Serial Number 77753447).

          In connection with the manure compactors under development through our subsidiary, Manure Packing Systems, LLC, we have registered the word mark and “Stable Mate” logo with the United States Patent and Trademark Office (Serial Numbers 77175743/Registration Number 3402820) and (Serial Number 77182783/Registration Number 3402824), respectively).

          Patents

          We own design patent (Number D587,284) for a roller rocker arm. We also own the patent “Stable Waste Packing Machine” (Machine Application Number 60/652,723).

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

          We are subject to regulation under various federal, state and local laws relating to employee safety and health and the environment. Our costs for compliance were approximately $8,855 and $11,466 for the periods ended December 31, 2009 and 2008, respectively. To date, we have not been subject to any workers compensation claim or found to be in violation of the Fair Labor Standards Act (“FLSA”).

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

Risks Relating to Our Business Generally

ONGOING ECONOMIC TRENDS IN THE AUTOMOBILE INDUSTRY MAY FURTHER LIMIT DEMAND FOR AUTOMOTIVE PRODUCTS WHICH MAY ADVERSELY AFFECT OUR DISTRIBUTORS AND OUR OPERATIONS, AND CONTINUE TO MAKE IT MORE DIFFICULT OR IMPOSSIBLE TO OBTAIN CAPITAL OR FINANCE OUR OPERATIONS.

          The automotive parts aftermarket is impacted by the same general overall economic factors that are impacting the automobile industry in general. Economic and other factors include production fluctuations by domestic and foreign automobile manufacturers, credit availability, interest rates, fuel prices and consumer confidence which hurts companies that supply parts to the major automakers who depend on cash flow from the automakers. Our core business is focused on the high performance automotive parts aftermarket which is a niche market separate from the market for general automotive parts manufactured for original equipment manufacturers (“OEMs”) and Tier 1 (companies that make products specifically for domestic OEMs) and Tier 2 suppliers (companies that make products for the Tier 1 suppliers). We primarily sell our products wholesale through distributors that also sell to Tier 1 and Tier 2 suppliers. We rely on over 110 distributors, of which one distributor accounts for 29% of our revenue, and in the aggregate with four other distributors, accounts for over 55% of our annual revenue. Because we sell primarily to auto industry participants, our operations are dependent on the financial health of the automotive industry. Ongoing downturns in the automotive industry as a whole may have a material adverse impact on our operating results if one or more of our top four distributors are forced out of business, if our distributors experience, or continue to experience, a downturn in their business, and/or we are unable to maintain effective distribution of our products. Further, sustained weakness in general economic conditions and/or financial markets in the U.S. or globally could adversely affect our ability and our distributors’ ability to raise capital on favorable terms to maintain operations. The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets similar to that which is currently being experienced in the financial markets, could adversely impact our ability to sustain our businesses and would likely increase our capital costs.

WE HAVE INCURRED LOSSES AND MAY INCUR LOSSES IN THE FUTURE THAT MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

          We have incurred net losses for the last two years of $1,907,214 and $2,750,270 for the periods ended December 31, 2009 and 2008, respectively. The consolidated financial statements included in this Report have been prepared assuming that we will continue as a going concern. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAKES OUR FUTURE RESULTS DIFFICULT TO PREDICT AND COULD CAUSE OUR OPERATING RESULTS TO FALL BELOW EXPECTATIONS.

          Our focus, since inception, has been to raise capital to purchase equipment and expand our manufacturing and production capabilities. Using the proceeds from the sales of our common stock and purchase options to foreign investors, we have invested in state of the art equipment and robotics and, upon completion of our Ocala facility, believe that we will have the production facilities in place to focus on expanding our marketing plan. Except for the last two quarters of 2008 and the first three quarters of 2009, revenue has grown steadily since 2006; however, our cost of sales has fluctuated over the years due to inventory and costs associated with production labor. For 2009, we broke even with our budgeted inventory and production labor costs and we believe our inventory and production labor costs will remain within budget for 2010; however, if we are not able to manage costs, our revenue or operating results could fall below the expectations of investors and adversely affect our results of operations and ability to implement our expanded marketing plan.

ONGOING DELAYS AND UNANTICIPATED COSTS IN CONNECTION WITH THE RELOCATION OF OUR PRIMARY MANUFACTURING FACILITY TO OCALA COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND LIQUIDITY.

          In July 2007 we purchased a 36,000 square foot single story building on 10.5 acres in Ocala, Florida and began refurbishing the existing building with the intention of moving most of our manufacturing operations from Fort Lauderdale to Ocala by the first quarter of 2007. We initially budgeted $2 million for the refurbishment and relocation; however, we have had to revise our budget and extend our move in date as a result of unforeseen delays with permitting and zoning; restrictions on available cash during 2009; a slowdown in funds raised through our Reg S Offerings; and our inability to obtain credit due to a general freeze by commercial lenders. As a result of periodic cash flow restrictions, we have had to postpone or delay certain construction or reduce construction labor which together has delayed completion of the Ocala facility. In addition, we have revised our initial plans to include build-out and relocation of our anodizing division from our Fort Lauderdale location to Ocala, which will result in the relocation of our entire Fort Lauderdale operation to Ocala. As of December 31, 2009, we have spent approximately $2,601,717 for construction costs, permitting and new equipment purchases, and believe we will need an additional $550,000 to make the facility fully operational by the third quarter of 2010. We believe that we will have enough cash on hand from our investment activities and operations to finance additional expenditures and do not believe that prolonged problems or delays will threaten the commercial viability of the Ocala facility; however, we may not have anticipated all the logistical impediments and obstacles and may incur further unanticipated delays and additional costs which could adversely affect available cash.

WE HAVE MADE AND MAY CONTINUE TO MAKE INVESTMENTS IN VENTURES WHICH COULD DIVERT MANAGEMENT’S ATTENTION, CAUSE DILUTION TO OUR STOCKHOLDERS OR BE DIFFICULT TO INTEGRATE, ANY OF WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

          We have made investments in ventures that are directly related to the automotive parts industry and in unrelated industries, such as the medical components industry and to a limited extent, in the equine bio-waste disposal industry. It is our current plan to continue to invest in companies and technologies that we believe are key to expanding our future business and where we can utilize our existing technology and production capabilities with little or nominal modification to equipment and/or expense. Identifying such ventures could put a strain on our resources, could be costly and time consuming, and might not be successful. For example, such investments and participation in joint ventures could divert our management’s attention from our core business concerns. Also, we might not be successful in integrating any benefits from any joint venture business, products or technologies, and might not achieve anticipated revenues and cost benefits from our participation in such ventures. For example, technology, products or services of any such venture could significantly under-perform relative to our expectations in spite of our due diligence; there may be unidentified issues and hidden liabilities, which could have a material adverse effect on our business, liquidity, financial condition and results of operations; our participation in such joint ventures may require us to incur debt, assume liabilities, make additional contributions of cash, stock or other resources which could affect our operating cash and production resources and potentially dilute our shareholders if we issue stock in connection with any joint venture or acquisition.

OUR ABILITY TO SUCCEED DEPENDS ON OUR ABILITY TO GROW OUR BUSINESS AND ACHIEVE PROFITABILITY.

          We must continue to develop new and innovative ways to manufacture our products and expand distribution in order to maintain growth and achieve profitability. Our future growth and profitability will depend upon a number of factors, including, but not limited to:

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

OUR REVENUE IS GENERATED ON THE BASIS OF PURCHASE ORDERS FROM DISTRIBUTORS AND FROM A FEW OEM CUSTOMERS RATHER THAN LONG TERM PURCHASE COMMITMENTS THAT MAY ADVERSELY AFFECT OUR MARGINS IF WE LOSE ONE OR MORE OF THESE DISTRIBUTORS OR CUSTOMERS.

          We sell our products through distributors and directly to OEM customers, of which one distributor accounted for an average of 29% of our annual revenue for the last two fiscal years. This distributor, together with four other distributors, accounted for an average of 55% of our annual revenue for last two fiscal years. Any customer may cancel a purchase order or defer shipments of our products at any time; however, we have maintained long-term relationships with each of our distributors and historically, have not experienced significant cancellation or deferment of customer orders. Such a concentration creates a risk that pricing pressures may cause prices to decrease or that product demand may be reduced if orders are canceled or deferred. Further, because our products are manufactured just in time and according to customer specifications, we are required to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our estimates and planning for production and procurement of raw materials. Because of our inability to rely on enforceable purchase contracts, and our limited visibility into future customer demand, actual revenue may be different from our forecasts, which could adversely affect our margins and ability to maintain profitability.

THE HIGH PERFORMANCE AUTOMOTIVE PARTS MARKET IS HIGHLY COMPETITIVE WITH SEVERAL LARGE AND NUMEROUS SMALL COMPETITORS THAT MAY OFFER PRODUCTS SIMILAR TO OURS WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

          Although the overall number of competitors has decreased due to bankruptcy and reduced production due to an inability to access capital and credit to maintain operations, competition within the automotive performance parts industry still remains highly competitive. Our competitors range from small family owned and operated businesses to mid to large sized specialty manufacturers to large, independent domestic and international manufacturers that supply the types of products we manufacture. We believe that brand awareness, product quality, cutting edge technology, design, delivery and cost are the primary elements of competition in our industry and while we strive to maintain the highest product and service standards and lowest costs, new domestic and global competitors will enter the market. We can make no assurances that we will be able to effectively market our brand to customers or that our products, service standards and product pricing will appeal to customers. New competitors may have greater financial resources than us, have extensive distribution networks, and have economic advantages such as lower labor and benefit costs, lower taxes, and in some cases, governmental assistance. To remain competitive and to grow into a medium to large manufacturer, we intend to continue to anticipate technological advances by our competitors, look to form joint ventures and continue to maintain cutting edge equipment and processes that may lead us to develop new manufacturing techniques to make our products more efficiently and at competitive global prices. Our business may be adversely affected if we do not sustain our ability to meet customer and distributor requirements relative to technology, design, quality, delivery and cost or if we fail to acquire market share from our competitors. Further, to promote our brands, we may be required to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS BY THIRD PARTIES.

          We have registered several logos and marks with the United States Patent and Trademark Office. We have also registered a design patent (Number D587,284) for our roller rocker arm, and submitted a patent application (Number 60/652,723) for a manure baling process which will be utilized when we commence operations through our wholly owned subsidiary, Manure Packing Systems, LLC. Even though registered, our intellectual property could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could expose us to expensive litigation costs and could, if we are unsuccessful at defending the Company, result in the inability to market certain of our products which could adversely affect our business. We are also aware of competitors that counterfeit and infringe our intellectual property. While we intend to vigorously pursue such persons or entities, we cannot assure you that we will be able to identify all such parties or that we will have adequate time and resources to enforce and to protect our trademark and intellectual property rights through litigation or otherwise, or that we will be successful in doing so. Any of the foregoing outcomes would negatively impact our business, results of operations and financial condition.

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

          The principal raw materials we use to manufacture our automotive parts are steel and aluminum. We currently purchase raw material from 19 different material suppliers with whom we have no written purchase contracts. Our three largest suppliers, combined, represent 20% all raw materials we purchased in 2009 and 37% purchased during 2008. Any supplier and any order may be terminated or rejected by any supplier at any time. From time to time, particularly during periods of increased industry-wide and global demand, steel and aluminum have been in short supply resulting in higher raw material costs. Demand has been down as a result of the 2009 global credit crisis which restricted consumers’ purchasing power and forced some producers to cut production to match weakening demand. Industry forecasts indicate that demand for steel and aluminum may increase during the first part of 2010 as a result of growth in China; however, the same forecasts indicate that demand will drop again during the second half of 2010.

          Steel mills may also lobby for price increases in light of higher operating costs. Supply and cost fluctuations, if accurate, may result in some of our suppliers experiencing financial difficulties or solvency problems. Further, world events such as proposed or implemented trade policies, terrorism, armed conflict, epidemics and economic recession may also adversely affect supply chains by reducing the number of suppliers and availability of raw materials. Our reliance on open orders, no preference or assurances from suppliers, and our reliance on three primary suppliers, creates a risk that our supply of raw materials may be interrupted at any time. We may not be able to timely source another supplier, resulting in further delays. We have tried to minimize these risks by maintaining inventories in excess of our current and projected needs but can make no assurances that we will be able to maintain adequate stockpiles or that we will be able to acquire and stockpile raw materials at costs that can be passed on to customers. Our failure to ensure a steady supply of raw material or any significant interruption in the supply of raw materials could have a material adverse effect on our operations and ability to timely fulfill orders that could result in lost orders and revenue.

OUR BUSINESS IS SUBJECT TO DELAYS IN DELIVERY AND PRICE FLUCTUATIONS OF CERTAIN RAW MATERIALS, IN PARTICULAR, THE PRICE OF STEEL THAT COULD ADVERSELY AFFECT OUR OPERATIONS.

          There have been significant fluctuations in the global prices of raw materials, which have had and may continue to have an impact on our business. We have been able to offset increases by passing costs on to consumers and through volume purchases at the risk of increasing our inventory costs. While aluminum and steel prices remain low following the global credit crisis, there is no guarantee that these decreases will continue. An increase in the price of raw materials could increase our costs to manufacture our products that would result in a material adverse impact on our business if we are not able to pass the increases through to consumers. Further, although we obtain raw materials from various sources, maintain alternative sources for raw materials, and continue to maintain higher levels of inventory, to the extent there are fewer suppliers and/or available raw materials, or in the event of supply disruptions, we could incur higher costs and/or production delays which could adversely affect our results of operations.

THE FAILURE TO INVEST IN AND MAINTAIN STATE OF THE ART EQUIPMENT AND PROCESSES COULD DISRUPT THE OPERATION AND GROWTH OF OUR BUSINESS AND RESULT IN THE LOSS OF BUSINESS.

          We have invested significantly in equipment and robotics, which accounts for over 85% of our assets, and anticipate that it will be necessary to continue to do so in the future to remain competitive. We believe that our success is dependent, in large part, on our continued investment in sophisticated equipment, robotics and processes. We typically purchase equipment for cash or on short-term lease and do not purchase extended warranties or maintenance programs due to our belief that the processes we use are evolving so rapidly that we must replace, overhaul or retool our equipment and processes before the end of the useful life of the equipment. We generally replace or overhaul equipment every 3-5 years. Equipment taken out of use is either retained for parts or resold to used equipment buyers. We may be unsuccessful in anticipating, managing, adopting and integrating new or refurbished equipment on a timely basis, or we may not have the capital resources available to invest in new equipment and processes that could materially affect our operations.

OUR OPERATIONS COULD SUFFER FROM EQUIPMENT DOWNTIME, DISRUPTIONS OR INCREASED COSTS.

          We are not dependent on any one piece of equipment to maintain current levels of production and have engineered our equipment to perform a variety of tasks so that we can quickly substitute equipment to compensate for routine and unexpected downtime due to repair or breakdown. However, in the event that a substantial number of pieces of equipment are damaged, break down or require extended maintenance, our customers could experience interruptions in our service as well as delays, and we might incur additional expense in arranging new facilities and services. In the event of a disaster in which a substantial number of pieces of equipment are irreparably damaged or destroyed, we could experience lengthy interruptions in production. While we have not experienced extended equipment failures in the past, any interruptions or delays in our production could harm our relationships with customers and our reputation. We do not maintain insurance in the event of damage or interruption which costs would be incurred by the Company. These factors in turn could damage our brand and reputation, reduce our revenue, subject us to liability, cause us to issue credits, or cause customers to fail to renew their orders, any of which could adversely affect our business, financial condition and results of operations. Temporary or permanent loss of our equipment could limit our ability to conduct our business and result in lost revenue.

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

WE DO NOT MAINTAIN CUSTOMARY INSURANCE COVERAGE TO PROTECT AGAINST THE POTENTIAL HAZARDS INCIDENT TO OUR BUSINESS.

          Other than workman’s compensation, product liability and general liability, we do not maintain property, business interruption and casualty insurance coverage. A catastrophic loss of the use of all or a portion of our facilities due to accident, labor issues, weather conditions, national disasters or otherwise, whether short- or long-term, could have a material adverse effect on our business, results of operations and financial condition.

THE LIMITED EXPERIENCE OF OUR CURRENT MANAGEMENT TEAM IN MANAGING A REPORTING COMPANY MAY PUT US AT A COMPETITIVE DISADVANTAGE.

          Our executive officers have not managed a publicly traded company and have limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our reporting obligations under federal securities laws. In particular, these new obligations will require substantial attention from our President and Office Manager and may divert their attention away from the day-to-day management of our business, which would materially and adversely impact our business operations. We intend to hire additional executive level employees, but there can be no assurance that our current or future management team will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements. Our failure to do so could lead to penalties, loss of trading liquidity, and regulatory actions and further result in the deterioration of our business through the redirection of resources.

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

          The offer and sale of our securities to non-US investors, while exempt from registration in the United States under Regulation S, are subject to regulation by a number of foreign regulatory agencies. As with U.S. securities regulation, foreign regulation is concerned with investor protection. These agencies have a variety of procedures and enforcement remedies available to them, including the following: initiating investigations; issuing warning letters and cease and desist orders; requiring compliance; requiring consumer redress, such as requiring that a company offer to rescind securities previously sold to investors; seeking injunctive relief; and/or imposing civil penalties.

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

TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS, WE INTEND TO ISSUE ADDITIONAL SHARES OF COMMON STOCK WHICH WILL DILUTE ALL SHAREHOLDERS.

          We may require additional capital for the acquisition, replacement or repair of equipment, processes or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have relied on financing through the ongoing sale of our securities outside the United States pursuant to Regulation S. Since 2004 and through December 31, 2009, we have raised aggregate gross proceeds of $38,659,598 through the sale of our common stock, Unit Purchase Options and Series A Preferred stock to foreign investors less average cash offering expenses of 40% of the proceeds raised, which includes commissions paid to third party foreign brokers and finder’s fees to existing shareholders for introducing new investors. Our reliance on proceeds from our Reg S offerings may not be adequate to fund our capital needs in the future and therefore, we may sell securities in the public or private equity markets if and when conditions are favorable and even if we do not have an immediate need for capital at that time. We may not be able to sell stock or raise additional capital that we may need on terms favorable to us, or at all. Raising funds by issuing our equity securities will dilute the ownership of our existing stockholders and may have a dilutive impact on your investment.

THE EXERCISE OF OUR UNIT PURCHASE OPTIONS AND CONVERSION OF SERIES A PREFERRED STOCK MAY RESULT IN SUBSTANTIAL DILUTION OF OWNERSHIP OF OUR EXISTING STOCKHOLDERS.

          As of December 31, 2009, there are 856,690 Unit Purchase Options issued to our existing Reg S offering stockholders that mature on December 31, 2011 and 215,695 shares of Series A Preferred issued and outstanding. To date, no Unit Purchase Options have been exercised and no shares of Series A Preferred stock have been converted; however, in the event all currently outstanding Unit Purchase Options are exercised prior to maturity, and all currently issued outstanding shares of Series A Preferred stock are converted according to the terms and conditions set forth in the Series A Certificate of Designations, Rights and Preferences as filed with the Florida Secretary of State, we would be required to issue an aggregate of 2,156,950 shares of common stock in addition to the 36,174,455 shares of common stock outstanding as of December 31, 2009. In addition, under the terms of the Series A Preferred stock, the Company is obligated to pay an annual dividend of 10% on each share of Series A Preferred stock payable at the option of the Company, in cash or shares of common stock, for a period of two years. If paid in stock, the Company would issue an additional 21,570 shares of common stock as dividends to the current holders of the Series A Preferred Stock. The exercise or conversion of our outstanding convertible securities as of December 31, 2009 would increase the number of our common shares issued and outstanding by 37.6 million shares resulting in a decrease in percentage ownership of our current shareholders and a dilution of your investment.

SHARES ELIGIBLE FOR SALE OR EXERCISABLE OR CONVERTIBLE INTO SHARES IN THE FUTURE COULD NEGATIVELY AFFECT OUR STOCK PRICE AND DILUTE OUR SHAREHOLDERS.

          In addition to the outstanding Unit Purchase Options and Series A Preferred stock that may be exercised or converted into shares of our common stock in the future, we have also reserved 10,000,000 shares of common stock for issuance under the Company’s 2007 Equity Incentive Plan (the “Plan”). As of December 31, 2009, we have not issued options or any other securities under the Plan; however, we may issue and/or register additional shares, options, or warrants in the future as compensation to our employees which would result in dilution to our stockholders. In the event a market for our common shares develops in the future, the value of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. We cannot predict what effect, if any, market sales, if ever, of shares held by any stockholder or the availability of these shares for future sale will have on the value of our common stock.

THE ISSUANCE OF ADDITIONAL SHARES OR SERIES OF PREFERRED STOCK AND SECURITIES THAT ARE CONVERTIBLE INTO COMMON STOCK IN THE FUTURE COULD DILUTE SHAREHOLDERS AND RESTRICT YOUR RIGHTS AS A STOCKHOLDER.

          Our articles of incorporation authorize the Board of Directors, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, with the number of shares of each series, the voting rights, any preferential rights to receive dividends or assets upon liquidation, conversion rights and other powers to be determined by the Board of Directors. Currently, the Series A Preferred stock has priority over the Company’s common stock and will rank in parity with any class or series of capital stock that the Company subsequently designates. We cannot assure you that we will not issue additional shares, classes or series of preferred stock that have rights, preferences or privileges senior to your rights as a holder of our common stock. The issuance of additional shares, classes or series of preferred stock could adversely affect the voting power or other rights of our shareholders or be used, to discourage, delay or prevent a change in control, which could have the effect of discouraging bids for us and prevent shareholders from receiving maximum value for their shares.

OUR MANAGEMENT AND PRINCIPAL SHAREHOLDERS IN THE AGGREGATE, OWN OR CONTROL THE MAJORITY OF OUR VOTING SECURITIES AND AS MAJORITY SHAREHOLDERS, ARE ABLE TO CONTROL VOTING ON ISSUES AND ACTIONS THAT MAY NOT BE BENEFICIAL OR DESIRED BY OUR OTHER SHAREHOLDERS.

          Robert and Teresa Stopanio, as husband and wife, jointly own 10,000,000 shares of outstanding common stock. As officers of the Company, Robert and/or Teresa Stopanio have been designated by the Company, as proxy, to vote the shares at any meeting of the shareholders of the Company and/or upon any and all matters to be decided by a vote of the shareholders eligible to vote an additional 10,000,000 shares of common stock held by the Company pursuant to a buy back agreement between the Company and Yali Golan, a former director, and his spouse. Accordingly, the Stopanios may vote 20,000,000 shares or 55% of our voting stock. Further, Mr. Stopanio is entitled to receive up to 500,000 shares of Series B Preferred stock which carries 30 votes per share on matters submitted to shareholders for voting purposes and is subject to transfer and conversion restrictions. As majority shareholders, the Stopanios can elect all directors, and dissolve, merge or sell the Company’s assets or otherwise direct the Company’s affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the value of our common stock.

WE HAVE NOT PAID DIVIDENDS TO OUR COMMON STOCKHOLDERS IN THE PAST AND MAY NOT PAY DIVIDENDS IN THE FUTURE THEREFORE RETURN ON YOUR INVESTMENT, IF ANY, MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

          We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain any future earnings to finance the development and expansion of our business. By not paying dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

CURRENTLY THERE IS NO TRADING MARKET FOR OUR COMMON STOCK AND LIQUIDITY IS LIMITED.

          There has been no public market such as a stock exchange or electronic trading system for our common stock and we cannot assure that a public market for our common stock will develop in the future. Although we have not yet determined the timing of doing so, we anticipate that following the filing of a selling security holders registration statement, our common stock will be quoted on either the Over The Counter Bulletin Board (“OTCBB”) or the “pink sheets” published by the National Quotation Bureau, Inc. (“Pink Sheets”). In order for our common stock to trade on the OTCBB, a registered broker-dealer, known as the market maker, must be willing to list bid or sale quotations, sponsor the Company for listing on the OTCBB and file an application on our behalf to make a market in our securities. There can be no assurance that we will be able to engage a market maker or that a market will develop in the future or that our common stock will be accepted for inclusion on any organized trading market at any time in the future. Even if our common stock is accepted for quotation, it is not certain that an orderly market will develop or prices at which our stock may trade. The market price of our common stock may be highly volatile because the market, if any, will be influenced by many factors, including the depth and liquidity of the market for such securities, developments affecting our business generally, the impact of the factors discussed elsewhere in these Risk Factors, investors’ perceptions of the Company and its business, our operating results, our dividend policies and general economic and market conditions. Any one of these factors could adversely affect our liquidity and the trading price of our common stock, if any. Failure to develop or maintain a trading market could negatively affect the value of your investment and make it difficult or impossible for you to sell your shares. In the absence of a trading market, you will be unable to liquidate your investment except by private sale which may be costly and inconvenient, if possible at all.

IF A MARKET DEVELOPS FOR OUR SHARES, SALES OF OUR SHARES RELYING UPON RULE 144 MAY DEPRESS OUR STOCK PRICE WHICH COULD ADVERSELY AFFECT STOCKHOLDERS’ LIQUIDITY.

          In the event a public market for our securities develops, 15.9 million shares or 44% of our outstanding shares of common stock would be eligible for resale by non-affiliates to the public pursuant to Rule 144. Rule 144, as amended, provides that a person (or persons whose shares are aggregated) who is a non-affiliate may sell his shares, without any volume limitation, if he has satisfied a six month holding period. Affiliates (members of our management, control persons and related parties) may sell after satisfying a one year holding period, subject to volume requirements, manner of selling and reporting requirements. There is no limit on the amount of restricted securities that may be sold by non-affiliates. Furthermore, the Company is obligated to register the shares of common stock underlying Unit Purchase Options which based on the number of options outstanding as of December 31, 2009, if exercised, would result in an additional 35.4 million shares of common stock available for resale in the market. As a result, at such time as a market develops, if ever, resale of a significant portion of our issued and outstanding common stock after registration, or satisfaction or lapse of restrictions under Rule 144, could have a depressive effect on the price of our common stock in any public market that develops which may impair our ability to raise capital by selling additional securities, and may restrict the liquidity of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

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

          We continue to retrofit our Ocala facility, which will become our future headquarters and principal production facility located at 5417 NW 44th Avenue, Ocala, Florida 34482. This facility is a single story building built in 1989, with 36,000 square feet on 10.5 acres. We own this facility through our wholly owned subsidiary Scorpion Real Estate Investments of Marion County, LLC and currently have no mortgage on this property.

          We lease a temporary office outside of Daytona Beach, Florida for $475 per month for our Scorpion Racing Products sales staff. We intend to relocate this office and three sales representatives when our Ocala facility is operational.

          On December 22, 2009, we acquired 11.73 acres adjacent to our Ocala facility at 5420 NW 44th Avenue, Ocala, FL 34482. This property houses a single story building built in 1987 with 60,556 square feet of which approximately 40,000 square feet are leased to an unrelated third party.

ITEM 3.	LEGAL PROCEEDINGS

          We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. As of December 31, 2009, we are not aware of any pending or threatened material litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

          Our securities are not traded on any exchange or quotation system. Although we have not yet determined the timing of doing so, we anticipate that following the filing of a selling security holders registration statement, our common stock will be quoted on either the Over The Counter Bulletin Board (“OTCBB”) or the “pink sheets” published by the National Quotation Bureau, Inc. (“Pink Sheets”). In general there is greater liquidity for traded securities on the OTCBB, and less through quotation in the Pink Sheets. In order for our common stock to trade on the OTCBB, a registered broker-dealer, known as the market maker, must be willing to list bid or sale quotations, sponsor the Company for listing on the Bulletin Board and file an application on our behalf to make a market in our securities. We have not, as of the date of this Report, contacted a market maker for sponsorship of our securities on the OTCBB. Securities that are quoted in the Pink Sheets do not have any listing requirements and can be difficult to buy and sell due to the potential for low and sporadic trading activity.

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

Number of Stockholders

          As of December 31, 2009, there were approximately 36,174,455 shares of common stock issued and outstanding to 665 shareholders.

Dividend Policy

          We have not paid a dividend to our common stockholders since incorporation and we do not anticipate paying any dividends in the future. We intend to retain earnings to finance the expansion of our business and for general working capital purposes. The Board of Directors may, however, determine whether we will pay dividends, depending on our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. No assurance is given as to our ability or willingness to pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

          As of December 31, 2009, there were no stock options or other equity incentive securities issued and outstanding as follow:

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

Recent Sales of Unregistered Securities

          From January 1, 2008 through December 31, 2008, we raised a total of $6,319,612 of which $4,409,039 was generated through the sale of our common stock and $1,910,573 was generated through the sale of unit purchase options. For common stock sales, we issued 2,841,012 shares to foreign investors priced between $1.50 and $3.00. For Unit Purchase Options, we issued 3,821,146 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2011. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $3,067,771. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States.

          From January 1, 2009 through December 31, 2009, we raised a total of $2,985,199 of which $399,907 was generated through the sale of our common stock; $428,345 was generated through the sale of unit purchase options; and $2,156,947 was generated through the sale of our Series A Preferred stock. For common stock sales, we issued 134,785 shares to foreign investors priced between $1.50 and $3.00. For Unit Purchase Options, we issued 856,690 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2011. We issued 215,695 shares of Series A Preferred stock at $10.00 per share to existing shareholders. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $1,259,744. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances of securities to stockholders residing in the United States.

ITEM 6.	SELECTED FINANCIAL DATA

          As a “smaller reporting company” we are permitted to scale disclosure and therefore, are not providing the information contained in this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Our financial statements are consolidated to include the accounts of Scorpion Performance, Inc., our active subsidiaries, Anodize, LLC, Scorpion Real Estate Investments of Broward County, LLC, Scorpion Real Estate Investments of Marion County, LLC, Scorpion Racing Products, Inc., Scorpion Medical Technologies, LLC, and our non-operational subsidiaries Manure Packing Systems, LLC and World Waste Management, LLC. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this registration statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this registration statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in Item 1A of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OUTLOOK

          Our core business is the high performance automotive parts aftermarket. During 2009, the automotive parts aftermarket was impacted by the general overall economic recession factors that impacted the automobile industry in general. We experienced a decrease in purchase orders during the first three quarters of 2009, however, we ended 2009 with net revenues of $2.7 million as compared to net revenues of $2.9 million for the year ended 2008. However, in spite of lower than anticipated revenues during the first three quarters, we believe that we benefited from the economic downturn as a result of competitor attrition which allowed us to acquire several large accounts from former competitors. Based on current purchase orders, we anticipate that revenues during the first quarter of 2010 will be approximately 49% over the previous quarter and approximately 30% as compared to the first quarter of 2009.

          In 2008, we began building out a 36,000 sq ft production facility in Ocala Florida to expand our automotive and medical component manufacturing which we initially forecast opening in early 2009. We incurred additional costs due to construction, zoning, permitting, and other delays beyond our control, which together with fluctuating operating cash and a general freeze on credit from commercial lenders, forced us to periodically delay certain aspects of the build out and push out our move in date a year later than planned. We believe that the facility is 5% to completion and expect the facility to be fully operational by the third quarter of 2010. Once completed, the Ocala facility will house substantially all of our operations, including our anodizing division and Scorpion Racing Products sales staff.

          In December 2009, we acquired an additional 11.73 acres adjacent to our Ocala facility which houses 60,556 leasable square feet of which approximately 40,000 square feet are leased to an unrelated third party. We acquired this property with seller financing and assumed the existing lease which will generate other income of approximately $33,300 per year. We intend to use the remaining space to store inventory which will reduce offsite warehousing and transportation costs for our Ocala facility.

          In spite of restrictions on available cash, we have maintained liquidity with proceeds from the sale of our common stock, purchase options and Series A Preferred stock to foreign investors. However, a side effect of the 2009 economic recession was an erosion in investor confidence both in the US and abroad and as a result, proceeds from sales of our securities generated less capital than we have experienced in prior years. We can offer no assurance that we will be able to continue to supply our liquidity needs from foreign sources. Further, the ongoing credit crunch continues to restrict access to liquidity sources that we might otherwise have had in the past. Although we have not incurred commercial debt, and our Ocala facility is currently unencumbered, to the extent financing becomes available, we may pursue debt financing which may involve significant cash obligations, repayment terms that are unfavorable to us, and/or covenants that restrict our ability to operate our business.

          We realized a net loss of $1,907,214 for the year ended December 31, 2008 as compared to a net loss of $2,750,270 for the year ended December 31, 2008. Our total assets increased $2,069,917 or 21% to $11,792,917 as of December 31, 2009 from $9,723,000 as of December 31, 2008 primarily as a result of a net increase in property and equipment; however, cash decreased 95% from $297,838 as of December 31, 2008 to $13,524 as of December 31, 2009 due primarily to our ongoing Ocala facility build out and to support operating activities.

          As a result, our auditors have raised doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve positive cash flow however, build out of our Ocala facility is near completion and upon completion will free up cash. We also believe that we will be able to rise additional equity capital from foreign and possibly U.S. investors which, we believe will be adequate to maintain operations for the fiscal year ending December 31, 2010.

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

          Cash and Equivalents — We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. During the period ended December 31, 2009 we have not experienced any losses in such accounts.

          Accounts Receivables — Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. In estimating credit risk, management considers the customer’s specific performance history with other vendors, credit bureau reports and industry reputation. During the period ended December 31, 2009 no losses have been incurred from uncollectable accounts.

          Inventory — Inventories are reported on the lower of cost (FIFO) or market value basis. We periodically perform an evaluation of inventory for excess and obsolete items. Such evaluations include evaluating the marketability of raw materials, subcomponent parts, the existence of an open active customer purchase order for work in process, the salability of any finished goods and the usability of any packaging materials. Since finished goods are built to order on a “just in time” basis and generally ship within a few weeks of production. We do not build product for speculation. The bulk of the inventory value is in raw materials or work in process. Work in process is covered by a customer purchase order. Raw materials inventory is composed primarily of steel rods and aluminum billets. Both materials are fungible and excess inventory, if any, can be readily liquidated in the open market. During the period ended December 31, 2009 no obsolescence losses have been recorded.

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

RESULTS OF OPERATIONS

          The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the years ended December 31, 2009 and December 31, 2008. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this Report.

Results of Operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008

NET INCOME

          Net revenue for the year ended December 31, 2009 was $2,723,799 a decrease of $143,779 or 5% as compared to net revenue of $2,867,578 for the year ended December 31, 2008. Revenue from the sale of branded and private label products was up 3% during 2009; however, revenue from anodizing services decreased 37% as a result of the economic downturn.

NET REVENUE BY SOURCE

	Year Ended December 31, 2009		Year Ended December 31, 2008		Change From Prior Year
PRODUCTS
Scorpion Brand Rocker Arms	$961,987	35%	$890,305	31%	$71,682	8%
Private Label Rocker Arms	$1,407,597	52%	$1,414,332	49%	$(6,735)	0%

Total Products	$2,369,584	87%	$2,304,637	80%	$64,947	3%

SERVICES
Anodizing:
Racing Products	$156,994	6%	$219,127	8%	$(62,133)	-28%
Medical Components	$197,221	7%	$343,814	12%	$(146,593)	-43%

Total Services	$354,215	13%	$562,941	20%	$(208,726)	-37%

NET REVENUE	$2,723,799	100%	$2,867,578	100%	$(143,779)	-5%

          Cost of sales for the year ended December 31, 2009 was $1,707,131 a difference of $473,693 or 22% as compared to cost of sales of $2,180,824 for the year ended December 31, 2008. We attribute $143,799 of the decrease to lower sales volume and $329,914 to decreased costs of production labor in connection with automation and a reclassification of labor. As a result, gross profit for the year ended December 31, 2009 was $1,016,668, an increase of $329,914 or 48%, compared to gross profit of $686,754 for the year ended December 31, 2008.

          Total operating expenses for the year ended December 31, 2009 were $2,734,115 a decrease of $576,081 or 17% as compared to total expenses of $3,310,196 for the year ended December 31, 2008. The decrease is primarily a result of the following:

•	Selling and marketing expenses decreased $341,373 or 38% as a result of our scaling back on advertising and promotion of Scorpion Racing Products.

•	We curtailed research and development expenses which decreased $40,676 or 24%.

•	Salaries and benefits expense decreased $51,955 or 9% as a result of adjusting staffing levels in 2009 in connection with increased automation and robotics.

•

General and administrative expense decreased $142,077 or 8% as a result of cost cutting measures on general office expenses, a freeze on small tool and shop supply purchases, a decrease in automobile expenses due to lower fuel prices, and a decrease in professional fees following settlement of litigation and renegotiation of professional fees.

          Other Income (Expense) for the year ended December 31, 2009 was ($189,767) an increase of $62,909 or 50% as compared to other income of $(126,828) for the year ended December 31, 2008. This category is composed of interest income net of interest expense. The increase in expense is primarily a result of a lawsuit settlement of $15,000 and increased interest expense of $176,825 associated with the issuance of debt in 2008 to buy back stock of the Company from a former director as discussed more fully in the liquidity comments.

          Net Income (Loss). We realized a net loss of $1,907,214 for the year ended December 31, 2009 as compared to a net loss of $2,750,270 for the year ended December 31, 2008 which we attribute, in general, to lowering our cost of sales and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 2009, we had an accumulated deficit of $(11,290,125) and cash and cash equivalents of $13,524. For the year ended December 31, 2008 our accumulated deficit and cash equivalents were $(9,382,912) and $297,838, respectively. As a result, our auditors have expressed doubt about our ability to continue as a going concern.

          Our primary sources of cash during our last two fiscal years have been rocker arm operations, anodizing services and the sale of our equity securities. Our cash flows from operations are derived primarily from the manufacture and distribution of high performance auto parts, particularly rocker arms. Cash flows from our anodizing services are dependent upon the revenue generated from third party customers. Anodizing services are primarily a component of our rocker arm manufacturing process which other manufacturers utilize from time to time for both automotive applications as well as non-automotive applications including medical components and equipment. Based on purchase orders we’ve received during the first quarter of 2010, we believe that sales of products, in general, and anodizing services will increase during 2010 and reduce our reliance on investments from shareholders.

          We sold shares of our common stock, unit purchase options and our Series A Preferred stock to non-US resident investors in offerings intended to meet the exemptions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act). Funds received from the sale of securities have been used for operational purposes and equipment purchases. Proceeds from the sales of our securities for the last two fiscal years is as follows:

	Common Stock	Unit Purchase Options	Series A Preferred Stock	Selling Expenses	Net Proceeds
2008	$4,409,039	$1,910,573	—	$3,067,771	$3,252,841
2009	$399,907	$428,345	$2,156,947	$1,259,744	$1,725,455

          We believe that our operating and capital requirements in connection with operations will continue to grow and sustain operations. Because our primary uses of cash are for capital expenditures, research and development, ongoing plant construction in Ocala, Florida, repayment of debt and pursuit of new business opportunities, we believe we are in a position to delay or scale back these expenditures as the need arises. In addition, we will continue to seek capital from foreign investors to the extent such capital is available. We may also seek financing from investors in the United States.

Cash Flows for the Year Ended December 31, 2009

Cash Flows from Operating Activities

          Operating activities used net cash for the year ended December 31, 2009 of $284,316. Net cash used reflects an adjusted net loss for the year ended of approximately $1,358,068, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $123,430 of cash used to support net changes in working capital items, which included:

•	a $83,565 increase in accounts receivable due to new accounts with longer collection periods;

•	a $54,781 increase in inventory costs due to increase in WIP and finished goods ready to be shipped;

•	a $292,813 decrease in other current assets as a result of using prepaid expenses in lieu of insurance and rent set aside for former warehouse space.

•	a $31,037 increase in accounts payable and accrued expenses as a result of ordering items as needed instead of stockpiling and additional interest on stock repurchase note.

Cash Flows used in Investing Activities

          Our investing activities used $3,057,843 in net cash during the year ended December 31, 2009. Net cash used is composed entirely of capital expenditures for equipment and outfitting the Ocala facility.

Cash Flows from Financing Activities

          Our financing activities provided net cash of $4,008,165 for the year ended December 31, 2009. We raised approximately $399,907, $428,345 and $2,156,947 through the sale of our common stock, unit purchase options, and Series A Preferred stock, respectively, net of $1,259,744 in issuance costs.

Financial Position

          Our total assets increased $2,069,917 or 21% to $11,792,917 as of December 31, 2009 from $9,723,000 as of December 31, 2008 primarily as a result of a net increase in property and equipment of $2,204,916 for new and replacement equipment, which was offset by a decrease in total current assets of $292,813. The decrease in total current assets was primarily associated with a $284,316 reduction in cash balances to support operating activities along with a $19,467 net decrease in other current assets which consist primarily of prepaid expenses.

Material Commitments

          In May 2008, the Company entered into an agreement with a former director to buy back 10,000,000 shares of the Company’s common stock for the aggregate purchase price of $2,500,000. Under the terms of the Stock Purchase Agreement, the Company purchased the shares at a price of $0.25 per share with a cash purchase price of $500,000 and the balance of $2,000,000 in the form of a Note secured by and subject to a Mortgage and Security Agreement on the Company’s facility and real property located in Broward County, Florida. Under the terms of the Note, the Company is $2,000,000, together with 7% interest per annum payable monthly until January 1, 2013 (the “Due Date”). The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. The Company may also extend the Due Date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018. As of December 31, 2009, we owe $1,686,514 on the Note and have exercised our option to pay interest only.

          In December 2009, we purchased 11.73 acres of property adjacent to our Ocala facility for $2,000,000 with seller financing in the form of a three year 6% promissory note.

          We had no outstanding purchase commitments to purchase raw materials as of December 31, 2009.

          We have had to delay the opening of the Ocala facility due to construction, zoning, permitting, and other delays beyond our control, together with costs and a general freeze on credit and funding to fully fund construction during 2009. As of December 31, 2009, we have spent approximately $2,601,717 for construction costs, permitting and new equipment purchases, and believe we will need an additional $550,000 to make our Ocala facility fully operational by the third quarter of 2010. We believe that we will have enough cash on hand from our investment activities and operations to finance additional expenditures and do not believe that prolonged problems or delays will threaten the commercial viability of the Ocala facility; however, we may not have anticipated all the logistical impediments and obstacles and may incur further unanticipated delays and additional costs which could adversely affect available cash.

OFF BALANCE SHEET ARRANGEMENTS

          None.

RECENT ACCOUNTING PRONOUNCEMENTS

          Refer to Note 1 to our consolidated financial statements attached as an exhibit to this Report.

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

          We have no changes or disagreements with our auditors, Jewett, Schwartz, Wolfe & Associates

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies. As a result of this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this annual Report.

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

          The following table sets forth certain information regarding our executive officers, key employees and directors.

Name	Age	Position
Robert Stopanio	46	Director, Chairman, President
Teresa Stopanio	47	Secretary, Office Manager
Luke Whalen	28	Chief Operating Officer
Karen Rodgers	55	Controller

          Robert Stopanio is the founder and President of Scorpion Performance. Mr. Stopanio’s entry into the high performance arena began in 1980 as founder of Blue Thunder Engines, Inc., in the business of designing marine racing engines and components. Blue Thunder racing engines were designed by Mr. Stopanio and were used by U.S. Customs D.E.A interceptor boats. In 1999, Mr. Stopanio created Scorpion Performance to design racing components for the auto industry.

          Teresa Stopanio is the spouse of Robert Stopanio and since founding the Company with her spouse, has served as the Company’s Secretary and Office Manager overseeing the general administrative functions over the property, business and affairs of the Company, its subsidiaries and divisions.

          Luke Whalen, became Chief Operating Officer of the Company in January 2009 and is responsible for managing the day-to-day manufacturing operations of Scorpion as well as working with the President of the Company to develop new product lines. Mr. Whalen oversees Scorpion’s operational procedures, new product development, quality control, supply chain management and sales initiatives. Prior to his promotion as COO, since 1999, Mr. Whalen served as chief mechanic of the Company

          Karen Rodgers, became Controller of the Company in August 2007. Ms. Rodgers has over 30 years experience in public and private accounting. Ms. Rodgers has owned and operated KAS Accounting Services, Inc., a full-service accounting firm specializing in small businesses and individuals since January 1983. Ms. Rodgers obtained Enrolled Agent (“EA”) designation in 1996 and in that capacity is empowered by the U.S. Department of the Treasury to represent taxpayers before all administrative levels of the Internal Revenue Service for audits, collections, and appeals. Ms. Rodgers has been involved in the accounting and tax preparation functions of the Company since its inception.

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

Compliance with Section 16(a) of the Exchange Act

          Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2009, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Code of Conduct

          In 2008, the Company adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Financial Code of Business Conduct was filed as Exhibit 14 to our 2008 Annual Report on Form 10-K on April 15, 2009.

Corporate Governance

          There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Officer Compensation

          The following table sets forth annual compensation of the Company’s Principle Executive Officer and each of the Company’s two other most highly compensated executive for the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert	2009	132,500	-0-	(1)	-0-	-0-	-0-	-0-	132,500	(1)
Stopanio,
President	2008	132,500	-0-	-0-	-0-	-0-	-0-	-0-	132,500

Teresa	2009	132,500	-0-	-0-	-0-	-0-	-0-	-0-	132,500
Stopanio,
Office Manager	2008	132,500	-0-	-0-	-0-	-0-	-0-	-0-	132,500

Karen Rodgers,	2009	54,000	-0-	-0-	-0-	-0-	-0-	-0-	54,000
Controller	2008	54,000	-0-	-0-	-0-	-0-	-0-	-0-	54,000

(1)

Mr. Stopanio is entitled to receive up to 500,000 shares of Series B Preferred stock which carries 30 votes on matters submitted to shareholders for voting purposes and is subject to transfer and conversion restrictions. As of the date of this Report, no shares of Series B Preferred stock have been issued to Mr. Stopanio.

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

          As of the date of this Report, we have issued no options, warrants or other equity or non-equity based incentives nor has any equity award/compensation been awarded to, earned by, or paid to any of our executive officers, directors or key employees; therefore, we have omitted an Outstanding Equity Awards at Fiscal Year End Table as permitted under Regulation S-K. Further, as a “smaller reporting company” we are providing the scaled disclosures as permitted by Regulation S-K and therefore, have omitted a Grants of Plan Based Award Table, Options Exercised and Stock Vested Table, Pension Benefits Table and Nonqualified Deferred Compensation Table.

Director Compensation

          The following table sets forth annual compensation for our directors during 2009.

DIRECTOR COMPENSATION TABLE

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Robert	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stopanio(1)

(1)	Mr. Stopanio is also our President and is not compensated for his services as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of December 31, 2009, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 3000 SW 4th Avenue, Fort Lauderdale, Florida 33315.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Common Stock	Robert Stopanio (1)(2)(3)	10,000,000	27.5%
Common Stock	Teresa Stopanio(1)(2)	10,000,000	27.5%
Common Stock	Scorpion Performance, Inc. (2)	10,000,000	27.5%
Common Stock	Karen Rodgers	—	—
Common Stock	Luke Whalen	—	—
	All current officers and directors as a group (4 persons)	20,000,000	55%

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

(3)

Does not include up to 500,000 shares of common stock underlying shares of Series B Preferred stock, which as of the date of this Report have not been issued to Mr. Stopanio. The Series B Preferred carries 30 votes on matters submitted to shareholders for voting purposes and is subject to transfer and conversion restrictions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

          Robert Stopanio, our President and director, and Teresa Stopanio, our Office Manager are husband and wife and founders of the Company.

          As reported on our Form 8-K, filed with the SEC on May 5, 2008, the Company entered into a Stock Purchase Agreement with Yali Golan, a director and beneficial shareholder of the Company, to buy back 10,000,000 shares of the Company’s common stock held by Mr. Golan, and his spouse, as joint tenants for an aggregate purchase price of $2,500,000 of which $500,000 was paid at closing and the balance payable pursuant to a secured promissory note. A full description of the transaction is set forth under our discussion about material commitments under the heading “Liquidity” in Item 7 of this Report.

          As reported on our Form 8-K, filed with the SEC on July 20, 2009 and updated in our Form 10-Q for the period ended September 30, 2009 (filed on November 16, 2009), the Company authorized the issuance of 500,000 shares of preferred stock designated as Series B Preferred Stock to Mr. Stopanio in lieu of a cash bonus for Mr. Stopanio’s development of a manufacturing incubator and a medical components manufacturing division which will be operated through the Company’s subsidiary, Scorpion Medical Technologies, LLC. Each share of the Series B Preferred Stock carries 30 votes on matters submitted to shareholders for voting purposes and Mr. Stopanio may convert shares to common stock of the Company only upon a change of control in the management and ownership of the Company. Further, Mr. Stopanio may only transfer the shares to immediate family members. As of the date of this Report, no shares of Series B Preferred Stock have been issued.

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

Audit Fees

          For the fiscal years ended December 31, 2009 and 2008, our principal accountant billed approximately $44,500 and $45,000, respectively, for the audit of our annual financial statements.

Audit-Related Fees

          There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2009 and 2008.

Tax Fees

          There were no fees billed for tax compliance, tax advice, and tax planning services for fiscal years 2009 and 2008.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following documents are filed as part of this Annual Report on Form 10-K:

(b)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Scorpion Performance, Inc., dated April 16, 2004 (1)

3.2	Amendment to Articles of Incorporation of Scorpion Performance, Inc., dated April 20, 2004 (1)

3.3	Amendment to Articles of Incorporation of Scorpion Performance, Inc., dated October 10, 2007 (1)

3.4	Amendment to Articles and Designation of Series A 10% Preferred Stock, dated July 15, 2009 (2)

3.5	Amendment to Articles and Designation of Series B Preferred Stock, dated November 9, 2009 (3)

3.4	Bylaws of Scorpion Performance, Inc. (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Unit Purchase Option Agreement (4)

10.4	2007 Scorpion Performance, Inc. Equity Incentive Plan (1)

10.8	Stock Purchase Agreement between Scorpion Performance, Inc. and Yali and Leslie Golan, dated May 2, 2008 (5)

10.9	Secured Note to Yali and Leslie Golan, dated May 2, 2008 (5)

10.10	Mortgage and Security Agreement between Scorpion Performance, Inc. and Yali and Leslie Golan, dated May 2, 2008 (5)

14	Code of Ethics (6)

21	Subsidiaries

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Form 10-SB, (SEC File No. 000-52859) filed on October 12, 2007.

(2)	Filed as an exhibit to Form 8-K filed on July 20, 2009.

(3)	Filed as an exhibit to Form 10-Q for the period ended September 30, 2009 filed on November 16, 2009.

(4)	Filed as an exhibit to Amendment 1 to Form 10-SB, (SEC File No. 000-52859) filed on February 11, 2008.

(5)	Filed as an exhibit to Form 8-K filed on May 5, 2008.

(6)	Filed as an exhibit to Form 10-K for the period ended December 31, 2008 filed on April 15, 2009.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010

Scorpion Performance, Inc.

By:	/s/ Robert Stopanio
Robert Stopanio
President and Principal Executive Officer

          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert Stopanio
Robert Stopanio	President and Principal Executive Officer	March 31, 2010

/s/ Karen Rodgers
Karen Rodgers	Controller and Principal Accounting Officer	March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Scorpion Performance, Inc.

We have audited the accompanying consolidated balance sheets of Scorpion Performance, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scorpion Performance, Inc.  as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

March 18, 2010

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$13,524	$297,838
Accounts receivable, net of allowance for doubtful accounts	266,106	182,541
Inventories	1,391,103	1,336,322
Other current assets	35,770	328,582
Total current assets	1,706,503	2,145,283

Property and Equipment, net	10,086,414	7,577,717

Total Assets	$11,792,917	$9,723,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$446,266	$477,302
Notes payable - current portion	505,337	413,640
Total current liabilities	951,603	890,942

Notes Payable, less current portion	3,463,900	1,272,873

Total Liabilities	4,415,503	2,163,815

Commitments and Contingencies	—	—

Stockholders’ Equity:
Series A 10% Convertible Preferred stock, par value $.0001 per share, 1,500,000 shares authorized, 215,695 and -0- issued and outstanding at December 31, 2009 and December 31, 2008, respectively.		—
Series B Convertible Preferred stock, par value $.0001 per share, 500,000 shares authorized, -0- issued and outstanding at December 31, 2009 and December 31, 2008.	—	—
Common stock, par value $.0001 per share, 100,000,000 authorized, 36,174,455 and 36,039,670 issued and outstanding at December 31, 2009 and December 31, 2008, respectively.	3,618	3,604
Preferred stock, subscriptions	2,156,947
Additional paid in capital	19,006,974	19,438,493
Treasury stock, at cost, 10,000,000 shares	(2,500,000)	(2,500,000)
Accumulated deficit	(11,290,125)	(9,382,912)

Total stockholders’ equity	7,377,414	7,559,185

Total Liabilities and Stockholders’ Equity	$11,792,917	$9,723,000

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Revenues, Net	$2,723,799	$2,867,578

Cost of sales	(1,707,131)	(2,180,824)

Gross profit	1,016,668	686,754

Expenses:
Selling and marketing expenses	551,198	892,571
Research and development	128,968	169,644
Salaries and employee benefits	509,251	561,206
General and administrative	1,544,698	1,686,775
(Gain)Loss on sale of equipment	—	—
Total operating expenses	2,734,115	3,310,196

Other Income (Expense):
Lawsuit settlement	(15,000)	(75,000)
Interest income	2,058	22,778
Interest expense	(176,825)	(74,606)
Total other income (expense)	(189,767)	(126,828)

Net Loss	$(1,907,214)	$(2,750,270)

Weighted average shares outstanding - basic and diluted	36,174,966	34,926,400

Loss per share - basic and diluted	$(0.05)	$(0.08)

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(1,907,214)	$(2,750,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549,146	571,844

Changes in operating assets and liabilities:
Accounts receivable	(83,565)	3,104
Inventories	(54,781)	238,413
Other current assets	292,813	(314,397)
Accounts payable and accrued expenses	(31,037)	363,482
Net Cash Used In Operating Activities	(1,234,638)	(1,887,824)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,057,843)	(2,080,644)
Net Cash Provided By (Used In) Investing Activities	(3,057,843)	(2,080,644)

Cash Flows from Financing Activities:
Repayment of notes payable	—	(313,486)
Proceeds from notes payable	2,282,723	—
Issuance of common stock	399,894	4,409,039
Issuance of preferred stock	2,156,947	—
Issuance of unit purchase options	428,345	1,910,573
Issuance costs	(1,259,744)	(3,067,771)
Shares purchased and returned to treasury	—	(500,000)
Net Cash Provided By Financing Activities	4,008,165	2,438,355

Net Decrease in Cash	(284,316)	(1,530,113)

Cash, Beginning of Period	297,838	1,827,951

Cash, End of Period	$13,524	$297,838

Supplemental Disclosures:
Cash paid for interest	$176,825	$74,606
Cash paid for taxes	$—	$—

Non-Cash Investing and Financing Transactions:
Issuance of debt to purchase common shares for treasury	—	$2,000,000

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock 100,000,000 shares authorized		Preferred Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Treasury	Total Stockholders’ Equity
	Shares	Amount

Balance December 31, 2007	33,198,658	$3,320	$—	$16,186,922	$(6,632,642)	$—	$9,557,600

Issuance of common stock	2,841,012	284		4,409,039	—	—	4,409,323
Less: Issuance costs				(3,068,055)			(3,068,055)
Sale of unit purchase options				1,910,573			1,910,573

Purchase of treasury shares						(2,500,000)	(2,500,000)

Net Loss	—	—			(2,750,270)	—	(2,750,270)

Balance December 31, 2008	36,039,670	$3,604	$—	$19,438,479	$(9,382,912)	$(2,500,000)	$7,559,175

Issuance of common stock	134,785	14		399,894	—	—	$399,907
Less: Issuance costs				(1,259,744)			(1,259,744)
Sale of unit purchase options				428,345			428,345
Sale of preferred stock			2,156,947				2,156,947
Purchase of treasury shares						—	—
Net Loss	—	—	—	—	(1,907,214)		(1,907,214)

Balance December 31, 2009	36,174,455	$3,618	$2,156,947	$19,006,974	$(11,290,125)	$(2,500,000)	$7,377,414

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

Company	Scorpion Performance, Inc. and Subsidiaries
AICPA	American Institute of Certified Public Accountants
APB	Accounting Principles Board
ARB	Accounting Review Board
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principals
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards

Company Background

Scorpion Performance, Inc. (the “Company”) is a Florida company established on December 17, 1999, for the initial purpose of manufacturing high-grad rocker arms for high performance automobiles. From rocker arms, we have branched into a full service high performance parts and components manufacturing firm. We currently design and manufacture a variety of branded and private label high performance automotive products and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket. We are also developing other manufacturing and service capabilities to enhance our automotive parts business which includes in-house anodizing services to produce high-end finished products for a variety of uses in the automotive, medical and photographic imaging industries.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Scorpion Performance, Inc., and its wholly owned operating subsidiaries Anodize, LLC, Scorpion Real Estate Investments of Broward County, LLC, Scorpion Real Estate Investments of Marion County, LLC, Scorpion Racing Products, Inc., Scorpion Medical Technologies, LLC and our non-operational subsidiaries Manure Packing Systems, LLC and World Waste Management, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2009 results to conform to the presentation used in 2008.

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the years ended December 31, 2009 and 2008 the Company may have had cash deposits which exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions and has begun to spread its cash balances across several institutions, which the Company believes limits these risks.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009 and 2008, cash and cash equivalents included cash on hand and cash in the bank

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2009 and 2008 the provision for doubtful accounts was 1,025 and $ 0 respectively.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $11,290,125 at December 31, 2009.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing; however, there is no assurance of additional funding being available. These circumstances raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $293,193, and $78,437 in connection with the opening of a temporary sales office in Daytona Beach, Florida which is currently staffed with three sales representatives.

Research and Development

Costs are expensed as incurred. Research and development expense for the periods ended December 31, 2009 and 2008 were $128,967 and $169,644, respectively.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Intangibles and Long-Lived Assets

We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with ASC Topic 360 (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”). In August 2008, the Company revised and improved the impairment analysis for long-lived assets. The improved analysis included fair value estimates for the facilities which include land and building and improvements. For furniture, fixtures and equipment an analysis of the projected discounted cash flow generated from the Company’s operations was performed. The results of this analysis were sufficient to conclude that no impairment charge was required to the Company’s long-lived assets.

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

Segment Reporting

ASC Topic 280 (formerly SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”) requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company determined that did not have any separately reportable operating segments as of December 31, 2009 and December 31, 2008.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 – INVENTORY

	December 31, 2009	December 31, 2008

Raw materials	$217,040	$353,187
Work-in-progress	$372,700	$523,485
Finished goods	$801,362	$459,650
	$1,391,103	$1,336,322

NOTE 3 – PROPERTY and EQUIPMENT

		December 31, 2009	December 31, 2008

Land		$1,350,145	$974,785
Building	39 yrs	$3,824,730	$2,167,090
Furniture, fixtures and equipment	5-10 yrs	$7,989,480	$6,883,234
Total		$13,164,355	$10,025,109
Less accumulated depreciation		$3,077,941	$2,447,392
Total		$10,086,414	$7,577,717

Depreciation expense for the twelve months ended December 31, 2009 and 2008 was $549,147 and $571,844, respectively.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 4 - NOTES PAYABLE

As of December 31, 2008 and 2007, notes payable consisted of the following:

	December 31, 2009	December 31, 2008

Mortgage Payable – R. Walters	$2,000,000	$—
Stock Purchase Note	$1,686,513	$1,686,513
Capitalized Lease	$282,724	$—
Less Note payable - current portion	$(505,337)	$(413,640)
Note payable	$3,463,900	$1,272,873

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
For the Years Ended December 31, 2009 and 2008

NOTE 4 - NOTES PAYABLE (Continued)

The Note is secured by and subject to a Mortgage and Security Agreement on the Company’s primary manufacturing facility. Under the terms of the Mortgage and Security Agreement executed on May 2, 2008, the Company retains the rights to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice.

On December 22, 2009, we acquired 11.73 acres adjacent to our Ocala facility at 5420 NW 44th Avenue, Ocala, FL 34482, for $2,000,000 with seller financing in the form of a three year 6% interest only promissory note. This property houses a single story building built in 1987 with 60,556 square feet of which approximately 40,000 square feet are leased to an unrelated third party.

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Years Ended December 31,
	2009	2008

Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	667,525	962,595
State	95,361	137,513
Increase in Valuation allowance	(762,886)	(1,100,108)
Total provison (benefit) for income taxes	$—	$—

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Years Ended December 31,
	2009	2008

Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	5.0%	5.0%
Valuation allowance for Net Loss	-40.0%	-40.0%

Total provison (benefit) for income taxes	0.0%	0.0%

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 5 - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

Net operating loss carry-forwards	$3,911,176	$3,148,290
	—	—
Total deferred tax assets	3,911,176	3,148,290
Valuation allowance	(3,911,176)	(3,148,290)
Net deferred tax assets	$—	$—

As of December 31, 2009 and 2008the Company had a valuation allowance on its deferred tax assets of $3,911,176 and $3,148,290, respectively, which relates to net operating losses. The valuation allowance increased $762,886 and $1,100,108 in the years ended December 31, 2009 and 2008 respectively. The increase in 2009 and 2008 were attributable to accumulated net operating losses.

As of December 31, 2009 and 2008, the Company had net operating loss carry-forwards of $9,769,662 and $7,861,448, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2020.

As of December 1, 2009 and 2008, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.

NOTE 6 – EQUITY

For the year ended December 31, 2009 the Company raised a total of $2,985,199 of which $399,907 was generated through the sale of our common stock,$428,345 was generated through the sale of unit purchase options and $2,156,947 through sale of preferred stock. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $1,259,744. The Company issued 134,785 shares of its common stock in a series of individual transactions to foreign investors priced between $1.00 and $ 3.00, and 856,690, Unit Purchase Options to existing shareholders at a price of $.50 per Unit, each Unit consisting of two shares of common stock exercisable at $1.00 per share until December 31, 2011. For Preferred stock we have issued 215,695 shares at $10.00 per share to existing shareholders.

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
For the Years Ended December 31, 2009 and 2008

NOTE 6 – EQUITY (Continued)

The foregoing sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The funds received have been used for operational purposes and equipment purchases.

NOTE 7 – COMMITMENTS and CONTINGENCIES

Ocala Facility Construction. The Company estimates that an additional $550,000 will be needed over the next 12 months to complete the construction and outfitting of the Ocala Facility necessary to make the facility operational. Due to significant unforeseen expenses incurred in the process of completing the retrofitting of our facility, we expanded our previous estimate of completion costs. Consequently, we have revised our estimates of future costs necessary to make the facility operational to reflect an additional $550,000.

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