Form 10-Q
period 2010-03-31
SCORPION PERFORMANCE, INC.
filed 2010-05-14
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

☐ Yes ☒ No

As of April 30, 2010, there were 36,149,955 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2010	December 31 2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$208,071	$13,524
Accounts receivable	446,298	266,106
Inventories	1,285,239	1,391,103
Other current assets	41,313	35,770
Total current assets	1,980,921	1,706,503

Property and Equipment, net	10,005,111	10,086,414
Other assets	8,869
Total Assets	$11,994,901	$11,792,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$424,921	$446,266
Notes payable-current portion	505,337	505,337
Total current liabilities	930,258	$951,603

Notes Payable, net of current portion	3,440,976	3,463,900

Total liabilities	4,371,234	4,415,503

Stockholders’ Equity:
Series A 10% Convertible Preferred stock, par value $.0001 per share, 1,500,000 shares authorized, 215,695 and 253,690 issued and outstanding at December 31, 2009 and March 31, 2010, respectively.	—	—
Series B Convertible Preferred stock, par value $.0001 per share, 500,000 shares authorized, -0- issued and outstanding at December 31, 2009 and March 31, 2010.	—	—
Common stock, par value $.0001 per share, 100,000,000 authorized, 36,174,455 and 36,163,318 issued and outstanding at December 31, 2009 and March 31, 2010, respectively.	3,617	3,618
Preferred stock, subscriptions	3,016,422	2,156,947
Additional paid in capital	18,673,550	19,006,974
Treasury stock, at cost, 10,000,000 shares	(2,500,000)	(2,500,000)
Accumulated deficit	(11,569,921)	(11,290,125)
Total stockholders’ equity	7,623,668	7,377,414

Total Liabilities and Stockholders’ Equity	$11,994,901	$11,792,917

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2010	2009
	(Unaudited)	(Unaudited)

Revenues, net	$1,023,052	$754,735

Cost of sales	(563,414)	(516,993)

Gross profit	459,638	237,741

Expenses:
Selling and marketing expenses	126,561	127,190
Research and development	33,803	32,296
Salaries and employee benefits	125,581	98,038
General and administrative	433,842	424,156

Total operating expenses	719,786	681,680

Loss from operations	(260,148)	(443,939)

Other income (expense)
Rental Income	55,565
Interest income	12	780
Interest expense	(75,224)	(29,677)

Total other income(expense)	(19,647)	(28,897)

Net loss	$(279,795)	$(472,836)

Weighted average shares outstanding - Basic and Diluted	36,172,475	36,095,700

Loss per share - Basic and Diluted	$(0.01)	$(0.01)

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2010	2009

Cash Flows From Operating Activities:
Net loss	(279,795)	(472,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	197,164	167,517
Changes in Operating Assets and Liabilities:
Accounts receivable	(180,193)	(153,874)
Inventories	105,863	(27,463)
Other current assets	(5,542)	160,889
Accounts payable and accrued expenses	(21,345)	(215,551)
Net cash used in operating activities	(183,848)	(541,317)

Cash Flows from Investing Activities:

Purchase of property and equipment	(115,861)	(201,750)
Deposits	(8,869)
Net cash used in investing activities	(124,730)	(201,750)

Cash Flows from Financing Activities:
Repayments of notes payable	(22,924)	351,496
Issuance of common stock	(1)	254,391
Issuance of Preferred stock	(333,424)	—
Issuance of unit purchase options	—	346,948
Issuance costs	859,475	(306,398)
Shares purchased and returned to treasury	—	—
Net cash provided by financing activities	503,126	646,437

Net Increase in Cash	194,548	(96,630)
Cash, Beginning of Period	13,524	297,838

Cash, End of Period	$208,071	$201,208

Supplemental Disclosures:
Cash paid for interest	$75,224	$29,677

Non-Cash Investing and Financing Transactions:
None	—	—

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common stock		Preferred Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders’ Equity
	Shares	Amount				Treasury

Balance December 31, 2008	36,039,670	$3,604	$—	$19,438,479	$(9,382,912)	$(2,500,000)	$7,559,175

Issuance of common stock	134,785	14		399,894	—	—	399,908
Issuance of Preferred stock							—
Less: Issuance costs				(1,259,744)			(1,259,744)
Sale of unit purchase options				428,345			428,345
Sales of Preferred Stock			2,156,947				2,156,947
Purchase of treasury shares							—

Net Loss	—	—			(1,907,214)	—	(1,907,214)

Balance December 31, 2009	36,174,455	$3,618	$2,156,947	$19,006,974	$(11,290,126)	$(2,500,000)	$7,377,417

Issuance of common stock	(11,137)	(1)			—	—	(1)
Issuance of Preferred stock							—
Less: Issuance costs				(333,424)			(333,424)
Sale of unit purchase options				—			—
Sales of Preferred Stock			859,475				859,475
Purchase of treasury shares							—

Net Loss	—	—			(279,795)	—	(279,795)

Balance March 31, 2010	36,163,318	$3,617	$3,016,422	$18,673,550	$(11,569,921)	$(2,500,000)	$7,623,672

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

Company Background

Scorpion Performance, Inc. (the “Company”) is a Florida company established on December 17, 1999, for the initial purpose of manufacturing high-grad rocker arms for high performance automobiles. From rocker arms, the Company has branched into a full service high performance parts and components manufacturing firm. The Company currently designs and manufactures a variety of branded and private label high performance automotive products and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket. The Company is also developing other manufacturing and service capabilities to enhance its automotive parts business which includes in-house anodizing services to produce high-end finished products for a variety of uses in the automotive and medical and photographic imaging industries.

Subsidiaries

Anodize, LLC - In January 2004, the Company acquired 100% of the ownership interests in Anodize, LLC, a Florida limited liability company, through which the Company offers private label anodizing services under the trade name “Anodize” as well as anodize its own products.

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
For the Three Months Ended March 31, 2010 and 2009

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

Scorpion Real Estate of Marion County, LLC was formed in March 2010 to hold title for the adjacent property at 5420 NW 44th Ave, Ocala, FL.

Manure Packing Systems, LLC, a Florida limited liability company formed in February 2006. In June 2007, the Company acquired a patent and intend to design and manufacture a heavy duty, industrial compacting machine that compresses and sanitarily bales horse manure. The Company does not expect this subsidiary to become operational in the near future, nor will it require additional financing or resources from the Company.

World Waste Management, LLC, a Florida limited liability company, formed in May 2006. Through this subsidiary the Company intends to develop a biofuel product and are currently evaluating possible commercial applications of the technology. The Company anticipates that the products and processes contemplated by the operations of this subsidiary will not be commercially viable for the next several years and cannot predict when or if this subsidiary will become commercially operational. The Company does not expect this subsidiary to become operational in the near future, nor will it require additional financing or resources from the Company.

Scorpion Rockers, Inc. - incorporated in Florida in 2001 for the purpose of reserving the corporate name and preventing competitors from incorporating in the state of Florida under a similar “Scorpion” name. This subsidiary is idle, with no operations and no funds were expended by the Company in 2008 nor does the Company expect this subsidiary to become operational in the near future or require financing or resources from the Company.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Scorpion Performance, Inc., and its wholly owned operating subsidiaries Anodize, LLC, Scorpion Real Estate Investments of Broward County, LLC, Scorpion Real Estate Investments of Marion County, LLC, Scorpion Racing Products, Inc., Scorpion Medical Technologies, LLC and its non-operational subsidiaries Manure Packing Systems, LLC, World Waste Management, LLC and Scorpion Real Estate of Marion County, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management has estimated the expected economic life and value of the Company’s manufacturing equipment, cost of maintenance of robotic equipment, economic benefit of R&D generated improvements in its manufacturing equipment and processes, its marketing initiatives ability to generate sufficient business to support expand production capacity, potential inventory requirements as well as obsolescence and net operating loss for tax purposes. It is reasonably possible that these estimates will change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the periods first quarter of 2010 and as of December 31, 2009, the Company may have had cash deposits which exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions and has begun to spread its cash balances across several institutions, which the Company believes limits these risks.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2010 and December 31, 2009, cash and cash equivalents included cash on hand and cash in the bank.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2010 and December 31, 2009, the allowance for doubtful accounts was approximately $0 and $ 1,025 respectively.

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

Expenditures for repairs and maintenance of property are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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
For the Three Months Ended March 31, 2010 and 2009

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising costs are expensed as incurred and included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $77,771 and $83,059 during the first quarter of 2010 and 2009, respectively.

Research and Development

Costs are expensed as incurred. Research and development expense for the first quarter of 2010 and 2009 were $33,802 and $32,297, respectively.

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

Impairment of Intangibles and Long-Lived Assets

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with ASC Topic 360 (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”). In August 2008, the Company revised and improved the impairment analysis for long-lived assets. The improved analysis included fair value estimates for the facilities which includes land and building and improvements. For furniture, fixtures and equipment an analysis of the projected discounted cash flow generated from the Company’s operations was performed. The results of this analysis were sufficient to conclude that no impairment charge was required to the Company’s long-lived assets.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which the Company does not consider realization of such assets to be more likely than not.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

Segment Reporting

ASC Topic 280 (formerly SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”) requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company determined that did not have any separately reportable operating segments as of March 31, 2010 and December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

NOTE 3 – INVENTORY

As of March 31, 2010 and December 31, 2009, inventory consisted of the following:

	March 31, 2010,	December 31, 2009
Raw Materials	228,133	217,041
Work in Progress	321,440	372,700
Finished Goods	735,665	801,362
TOTAL	$1,285,239	$1,391,103

NOTE 4 – NOTES PAYABLE

As of March 31, 2010 and December 31, 2009, notes payable consisted of the following:

	March 31, 2010,	December 31, 2009
Mortgage Payable – R. Walters	2,000,000	2,000,000
Stock Purchase Note	1,686,514	1,686,514
Capitalized Lease	259,799	282,727
Less Note payable - current portion	(505,337)	(505,337))
Note payable	$3,440,976	$3,463,900

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

There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement. The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. In January 2009, the Company exercised its option to pay interest only. In the first quarter of 2010, the Company made interest payments totaling $42,970.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

On December 22, 2009, the Company signed a mortgage for seller financing of $2,000,000 to purchase 11.73 acres with a 60,876 sq ft building which adjoins the Company’s Ocala facility. The Company has received rental income in the amount of $55,565 and paid interest on the amount of $30,000 for the three months ended March 31, 2010.

Capitalized Lease

In January 2009, the Company executed two capital leases with Machinery Finance Resources, LLC. The terms of the lease agreement provide financing for the acquisition of $385,927 of manufacturing equipment for the Ocala facility. The leases have been accounted for as capital leases and provide for 60 monthly payments of $7,585 and bear interest at 6.9%. Amortization of assets under capitalized leases is included in depreciation expense. Interest incurred in the three months ending March 31, 2010 is $5,329.

Future minimum payments under the capitalized lease at March 31, 2010 are:

2010	$68,267
2011	$91,023
2012 and beyond	$189,631

Total minimum lease payments	$394,432
Less amounts representing interest	$52,849
Less deposit	$15,138

Present value of net lease minimum lease payments included in long term debt	$326,445

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

NOTE 5 - EQUITY

Common Stock and Unit Purchase Options

For the three months ended March 31, 2010, the Company raised a total of $859,475 through the sale of preferred stock (see Series A 10% Convertible Stock below). Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $333,424. The foregoing sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The funds received have been used for operational purposes and equipment purchases.

Series A 10% Convertible Stock

In April 2009, the Company initiated a private offering to existing shareholders of the Company of up to 1,500,000 shares of preferred stock designated as Series A 10% Preferred Stock (the “Series A Preferred Shares”) at a purchase price of $10.00 per share. Under the terms of the offering, for a period of two years, the Company will pay a 10% dividend on each share of Series A Preferred Stock, payable at the option of the Company, in cash or shares of common stock. Each share of the Series A Preferred Stock carries 10 votes on matters submitted to shareholders for voting purposes and is convertible into 10 shares of the Company’s common stock subject to anti-dilution in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event, into a greater or lesser number of shares of common stock. As of March 31, 2010, 253,690 shares of Series A Preferred Stock have been issued.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

NOTE 5 – EQUITY (Continued)

The Series B Preferred Shares are not entitled to dividends or preference upon liquidation. In November 2009, the Company amended the Certificate of Designations of the Company’s Series B Preferred stock to clarify transfer and conversion restrictions. As amended, holders of the Series B Preferred Stock may convert shares to common stock of the Company only upon a change of control in the management and ownership of the Company. Further, holders of Series B Preferred Stock may only transfer the shares to immediate family members. As of the date of this Report, no shares of Series B Preferred Stock have been issued.

NOTE 6 – LIQUIDITY

The Company’s primary sources of liquidity are the cash flow generated from operations and to a decreasing extent, fund raising activities associated with selling stock and unit purchase options to foreign investors. These sources of liquidity are needed to fund the Company’s debt service requirements, working capital requirements, capital expenditure requirements, and the remaining one-time costs associated with the completion of the Company’s facilities expansion in Ocala, Florida.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

In 2008, the Company began building out a 36,000 sq ft production facility in Ocala Florida to expand its automotive and medical component manufacturing with an anticipated opening in early 2009 and budget of $2,000,000. As a result of unanticipated delays beyond the Company’s control, together with costs and a general freeze on credit and funding to fully fund construction during 2009, the Company revised its initial budget to $3.2 million and extended the move date to the third quarter of 2010. As of March 31, 2010, the Company has spent approximately $2,672,651 for construction costs, permitting and new equipment purchases and believes it will be able to stay within the revised budget to make the Ocala facility fully operational by its target date.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 11, 2010, the date the financial statements were issued, and concluded that there are no material subsequent events.

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

          These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash. Please refer to Part II, ITEM 7 under “Liquidity and Capital Resources” and under Part I Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional discussion. Please also refer to our other filings with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

OVERVIEW

          The Company. Scorpion Performance, Inc. (the “Company”) was incorporated in Florida in 1999 for the initial purpose of manufacturing high grade rocker arms for high performance automobiles. A rocker arm is a pivoted lever used in an internal combustion engine to transfer the motion of the camshaft or pushrod to the valve stem that opens and closes the valves that let the air/fuel mixture into an engine and the exhaust gases out of the engine. From rocker arms, we expanded our product line to include lifters, push rods, valve springs and fuel rail kits. We currently design and manufacture a variety of branded and private label high performance automotive products and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket. We are also developing other manufacturing and service capabilities to enhance our automotive parts business which includes in-house anodizing services to produce high-end finished products for a variety of uses in the automotive and medical and photographic imaging industries.

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

          Products and Services. We manufacture rocker arms under both our own Scorpion brand and also to our customer’s specifications under their private label brands, using what we believe to be state of the art lathes, grinders, hydraulic “tombstone” fixtures and related machines. We start with bars of raw high-grade aluminum, that are stacked in a special magazine bar feeder that allows our operators to automatically feed the bars into a saw that cuts each bar to specification. Under our latest automation technology, the cut bars are fed into a series of machines that have been specially engineered by Scorpion engineers to cut, punch out and grind the bars into individual rocker arms. The rocker arms are then immersed in a series of solutions to anodize the rocker arms resulting in 16 colorful rocker arms bearing a distinctive laser-etched logo nestled in a “candy box” for shipment to a warehouse marketer. All of our products are manufactured in the United States.

          Production Costs and Suppliers. Our principal raw materials are aluminum extrusion and specialty steel, which along with labor represent the largest components of our production costs. Steel demand and prices have tumbled across the globe after the global credit crisis paralyzed consumers’ purchasing power and also forced producers to cut production sharply to match weakening demand. As a result we have enjoyed lower costs and have been able to adequately maintain reserves. Although recent economic problems and uncertainty in the U.S. and global economy has forced some suppliers into bankruptcy or out of the market, we continue to purchase raw material from an adequate pool of up to 19 suppliers, the largest being Crown Extrusions, which represents approximately 32% of our materials purchases.

          Employees. Scorpion has 49 full-time employees and no part-time employees. None of our employees are represented by a collective bargaining agreement. Management of Scorpion considers its relationship with its employees to be satisfactory.

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

SUBSIDIARIES

          The Company’s wholly owned subsidiaries are Anodize, LLC, Scorpion Racing Products, Inc., Scorpion Medical Technologies, LLC, Scorpion Real Estate Investments of Broward County, LLC, Scorpion Real Estate Investments of Marion County, LLC, Scorpion Real Estate of Marion County, LLC, Manure Packing Systems, LLC, World Waste Management, LLC and Scorpion Rockers, Inc.

CRITICAL ACCOUNTING POLICIES

          For a discussion of our critical accounting estimates and policies, see Note 2 to our consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

          Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are in Note 2 to our consolidated financial statements and below:

          In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

          In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

          The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated unaudited financial statements for the three months ended March 31, 2010 and audited financial statements for the year ended December 31, 2009. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009

NET INCOME

          Net revenue for the three months ended March 31, 2010 was $1,023,052 an increase of $268,317 or 36%, compared to net revenue of $754,735 for the three months ended March 31, 2009. The increase in net revenue was primarily due to an increase in demand for private label products and the acquisition of several large accounts from former competitors.

NET REVENUE BY SOURCE

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Change From Prior Year

PRODUCTS
Scorpion Brand Rocker Arms	$277,355	27%	$352,859	47%	($75,504)	-21%
Private Label Rocker Arms	$648,422	63%	$339,616	45%	$308,806	91%

Total Products	$925,777	90%	$692,475	92%	$233,302	34%

SERVICES
Anodizing:
Racing Products	$30,175	3%	$28,094	4%	$2,081	7%
Medical Components	$67,100	7%	$34,166	5%	$32,934	96%

Total Services	$97,275	10%	$62,260	8%	$35,015	56%

NET REVENUE	$1,023,052	100%	$754,735	100%	$268,317	36%

          Cost of sales for the three months ended March 31, 2010 was $563,414 an increase of $46,420 or 9% compared to cost of sales of $516,993 for the three months ended March 31, 2009. The increase was due to increased sales volume. Gross profit for the three months ended March 31, 2010 was $459,638 an increase of $221,897 or 93%, compared to gross profit of $237,741 for the three months ended March 31, 2009.

          Total operating expenses for the three months ended March 31, 2010 were $719,786 a increase of $38,106 or 6% as compared to total expenses of $681,680 for the year ended March 31, 2009 as follows:

•	Selling and marketing expenses remained consistent at $126,561 as compared to $127,190 for the quarter ended March 31, 2009.

•	Research and development expenses increased $1,506 or 5% due primarily to the development of a new robotic cell.

•	Salaries and benefits expense increased $27,543 or 28% as a result of adjustments to current staffing levels.

•

General and administrative expense increased $9,686 or 2% as a result of a $9,059 increase in moving expenses from our Fort Lauderdale location to our Ocala facility, a $3,153 increase in utilities due to an increase in rates and usage, and a $29,646 increase in equipment depreciation all of which was offset by a $29,366 decrease in professional fees.

          Other Income (Expense) for the three months ended March 31, 2010 was ($19,647) an increase of $9,249 or 32% as compared to other income of ($28,897) for the three months ended March 31, 2009. This category is composed of interest income and rental income net of interest expense. The decrease in expense is primarily a result of increased interest expense related to debt and a decrease in interest income resulting from a decrease in cash balances along with increase in rental income from an adjacent building purchase in December 2009.

          We realized a net loss of $(279,795) for the three months ended March 31, 2010 as compared to a net loss of $(472,836) for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 2010, we had an accumulated deficit of $(11,569,921) as compared to $(11,290,125) for the year ended December 31, 2009. As of March 31, 2010, we had cash and cash equivalents of $208,071, an increase of $194,548 or 1439% as compared to the year ended December 31, 2009. The increase in cash during the first quarter of 2010 was due primarily to proceeds from sales of Series A 10% Convertible Preferred stock and rental income.

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

          We sold shares of our common stock, unit purchase options and shares of our Series A 10% Convertible Preferred stock to non-US resident investors in offerings intended to meet the exemptions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). For the three months ended March 31, 2010, we only received funded subscriptions from the sale of our Series A 10% Convertible Preferred stock of $859,475 less aggregate selling expenses of $333,424 for aggregate net proceeds of $526,051. Since we began our Regulation S offering in 2004 and through March 31, 2010, we have raised gross proceeds from the sale of our common stock, unit purchase options and Series A 10% Convertible Preferred stock of $27,578,620, $8,863,656, and $3,016,422 respectively, less aggregate selling expenses of $17,827,470 for aggregate net proceeds of $21,631,603.

          The funds received from the sale of our common stock, unit purchase options and Series A 10% Convertible Preferred stock have been used for operational purposes and equipment purchases offset by cash used in operating and investing activities for our products and services. We believe that our operating and capital requirements in connection with operations have been and will continue to grow and sustain operations. Because our primary uses of cash are for capital expenditures, research and development and construction costs including plant expansion and ongoing plant construction in Ocala, Florida, repayment of debt and pursuit of new business opportunities, we believe we are in a position to delay or scale back these expenditures should the need arise. In addition, we will continue to seek capital from foreign investors to the extent such capital is available.

Cash Flows for the Three Months March 31, 2010

Cash Flows from Operating Activities

          Operating activities used net cash for the three months ended March 31, 2010 of $183,848. Net cash used reflects an adjusted net loss for the year ended of approximately $82,631, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $193,040 of cash used to support net changes in working capital items, which included:

•	a $180,193 increase in accounts receivable as a result of increased sales;

•	a $105,863 decrease in inventory costs due to utilizing existing inventory for current production;

•	a $21,345 decrease in accounts payable and accrued expenses as a result of satisfying vendor liabilities from the increase in sales during the first quarter of 2010.

Cash Flows used in Investing Activities

          Our investing activities used $124,730 in net cash during the three months ended March 31, 2010. Net cash used is composed entirely of capital expenditures for equipment and outfitting the Ocala facility.

          Cash Flows from Financing Activities

          Our financing activities provided net cash of $503,126 for the three months ended March 31, 2010. We raised approximately $859,475 through the sale of our Series A 10% Convertible Preferred stock net of $333,424 in issuance costs. We also repaid $22,924 in principal on notes payable on equipment.

Financial Position

          Our total assets increased $201,984 or 2% to $11,994,901 as of March 31, 2010 as compared to $11,792,917 as of December 31, 2009 primarily as a result of a net increase in total current assets. The increase in total current assets was primarily associated with a $180,193 or 68% increase in accounts receivable, a $5,542 or 15% increase in other current assets, and a $194,548 increase in cash.

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

          The Company may also extend the due date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018. Under the terms of the Mortgage and Security Agreement executed on May 2, 2008, the Company retains the rights to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice. As of March 31, 2010, we owe $1,686,514 on the Note and have made interest payments totaling $42,970.

          On December 22, 2009 we signed a mortgage for seller financing of $2,000,000 to purchase 11.73 acres with a 60,876 sq ft building which adjoins our Ocala facility. As of March 31, 2010, we have received rental income in the amount of $55,565 and have made interest payments in the amount of $30,000.

          We had no outstanding purchase commitments to purchase raw materials as of March 31, 2010.

          In 2008, we began building out a 36,000 sq ft production facility in Ocala Florida to expand our automotive and medical component manufacturing which we initially forecast opening in early 2009 and budgeted at a build out cost of $2,000,000. We have had to delay the opening of our Ocala facility due to construction, zoning, permitting, and other delays beyond our control, together with costs and a general freeze on credit and funding to fully fund construction during 2009. As a result, we have revised our initial budget to $3.2 million and extended the move date to the third quarter of 2010. As of March 31, 2010, we have spent approximately $2,672,651 for construction costs, permitting and new equipment purchases and believe we will be able to stay within the revised budget to make our Ocala facility fully operational by our target date. We believe that we will have enough cash on hand from our investment activities and operations to finance additional expenditures and do not believe that prolonged problems or delays will threaten the commercial viability of the Ocala facility; however, we may not have anticipated all the logistical impediments and obstacles and may incur further unanticipated delays and additional costs which could adversely affect available cash.

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

          As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of Robert Stopanio, our President and Principal Executive Officer and Karen Rodgers, our Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon their evaluation, Robert Stopanio and Karen Rodgers, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

          Changes in Internal Control Over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. As of March 31, 2010, we are currently not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 1A.	RISK FACTORS

          Please consider the following risk factors carefully. The descriptions below include material changes to the description of the risk factors previously disclosed in Item 1A of our 2009 Annual Report. The risks described below and in our 2009 Annual Report could materially and adversely affect our business, financial condition and results of operations. We also may be adversely affected by risks not currently known or risks that we do not currently consider to be material.

          DELAYS AND UNANTICIPATED COSTS IN CONNECTION WITH THE RELOCATION OF OUR PRIMARY MANUFACTURING FACILITY TO OCALA COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND LIQUIDITY.

          To facilitate anticipated growth from the automotive and medical component industry, in July 2007 we purchased a 36,000 square foot single story building on 10.5 acres in Ocala, Florida and in 2008 began refurbishing the existing building with the intention of moving most of our manufacturing operations from Fort Lauderdale to Ocala by the first quarter of 2007. We initially budgeted $2 million for the refurbishment and relocation; however, we have had to revise our budget and extend our move in date as a result of unforeseen delays with permitting, zoning and a pending road widening project by Marion County. We experienced further setbacks during 2009 due to restrictions on cash and a general freeze on credit and funding to fully fund construction during 2009. As a result of these delays and unanticipated costs, we revised our initial budget to $3.2 million and extended the move date to the third quarter of 2010. As of March 31, 2010, we have spent approximately $2,672,651 for construction costs, permitting and new equipment purchases and believe we will be able to stay within the revised budget to make our Ocala facility fully operational by our target date. We believe that we will have enough cash on hand from our investment activities and operations to finance additional expenditures and do not believe that prolonged problems or delays will threaten the commercial viability of the Ocala facility; however, we may not have anticipated all the logistical impediments and obstacles and may incur further unanticipated delays and additional costs which could adversely affect our liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          For the three months ended March 31, 2010, we raised a total of $859,475 through the sale of our Series A 10% Convertible Preferred stock. During the first quarter of 2010, we issued 68,320 shares of Series A 10% Convertible Preferred stock to foreign investors at a price of $10.00 per share. We incurred commissions and finder’s fees on the above sales in the aggregate amount of $333,424. The sales were made to existing shareholders in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. The shareholders have received information concerning the Company and have the opportunity to ask questions about the Company. There were no issuances to stockholders residing in the United States.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.	OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 5.	EXHIBITS

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company
32.1	Section 1350 Certification of Principal Executive Officer of the Company
32.2	Section 1350 Certification of Principal Financial Officer of the Company

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2010	SCORPION PERFORMANCE, INC.

/s/ Robert Stopanio
Robert Stopanio
President and Principal Executive Officer

          In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert Stopanio
Robert Stopanio	President and Principal	May 14, 2010
Executive Officer
/s/ Karen Rodgers
Karen Rodgers	Controller and Principal	May 14, 2010
Financial Officer