Form 10-Q/A
period 2010-03-31
SCORPION PERFORMANCE, INC.
filed 2010-05-17
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q amends the Company’s quarterly report for the period ended March 31,2010, originally filed with the Securities and Exchange Commission on May 14, 2010. We are amending our 10-Q to correct certain line item disclosures and allocations under cash flows from financing activities on our Consolidated Statements of Cash Flows. This Amendment No. 1 shall amend the original filing in its entirety. Exhibits required to be filed hereunder, are incorporated herein by reference to the original filing.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2010	December 31 2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$208,071	$13,524
Accounts receivable	446,298	266,106
Inventories	1,285,239	1,391,103
Other current assets	41,313	35,770
Total current assets	1,980,921	1,706,503

Property and Equipment, net	10,005,111	10,086,414
Other assets	8,869
Total Assets	$11,994,901	$11,792,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$424,921	$446,266
Notes payable-current portion	505,337	505,337
Total current liabilities	930,258	$951,603

Notes Payable, net of current portion	3,440,976	3,463,900

Total liabilities	4,371,234	4,415,503

Stockholders’ Equity:
Series A 10% Convertible Preferred stock, par value $.0001 per share, 1,500,000 shares authorized, 215,695 and 253,690 issued and outstanding at December 31, 2009 and March 31, 2010, respectively.	—	—
Series B Convertible Preferred stock, par value $.0001 per share, 500,000 shares authorized, -0- issued and outstanding at December 31, 2009 and March 31, 2010.	—	—
Common stock, par value $.0001 per share, 100,000,000 authorized, 36,174,455 and 36,163,318 issued and outstanding at December 31, 2009 and March 31, 2010, respectively.	3,617	3,618
Preferred stock, subscriptions	3,016,422	2,156,947
Additional paid in capital	18,673,550	19,006,974
Treasury stock, at cost, 10,000,000 shares	(2,500,000)	(2,500,000)
Accumulated deficit	(11,569,921)	(11,290,125)
Total stockholders’ equity	7,623,668	7,377,414

Total Liabilities and Stockholders’ Equity	$11,994,901	$11,792,917

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2010	2009
	(Unaudited)	(Unaudited)

Revenues, net	$1,023,052	$754,735

Cost of sales	(563,414)	(516,993)

Gross profit	459,638	237,741

Expenses:
Selling and marketing expenses	126,561	127,190
Research and development	33,803	32,296
Salaries and employee benefits	125,581	98,038
General and administrative	433,842	424,156

Total operating expenses	719,786	681,680

Loss from operations	(260,148)	(443,939)

Other income (expense)
Rental Income	55,565
Interest income	12	780
Interest expense	(75,224)	(29,677)

Total other income(expense)	(19,647)	(28,897)

Net loss	$(279,795)	$(472,836)

Weighted average shares outstanding - Basic and Diluted	36,172,475	36,095,700

Loss per share - Basic and Diluted	$(0.01)	$(0.01)

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2010	2009

Cash Flows From Operating Activities:
Net loss	(279,795)	(472,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	197,164	167,517
Changes in Operating Assets and Liabilities:
Accounts receivable	(180,193)	(153,874)
Inventories	105,863	(27,463)
Other current assets	(5,542)	160,889
Accounts payable and accrued expenses	(21,345)	(215,551)
Net cash used in operating activities	(183,848)	(541,317)

Cash Flows from Investing Activities:

Purchase of property and equipment	(115,861)	(201,750)
Deposits	(8,869)
Net cash used in investing activities	(124,730)	(201,750)

Cash Flows from Financing Activities:
Repayments of notes payable	(22,924)	—
Proceeds from notes payable	—	351,496
Issuance of common stock	(1)	254,391
Issuance of preferred stock	859,475	—
Issuance of unit purchase options	—	346,948
Issuance costs	(333,424)	(306,398)
Shares purchased and returned to treasury	—	—
Net cash provided by financing activities	503,126	646,437

Net Increase in Cash	194,548	(96,630)
Cash, Beginning of Period	13,524	297,838

Cash, End of Period	$208,071	$201,208

Supplemental Disclosures:
Cash paid for interest	$75,224	$29,677

Non-Cash Investing and Financing Transactions:
None	—	—

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common stock		Preferred Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders’ Equity
	Shares	Amount				Treasury

Balance December 31, 2008	36,039,670	$3,604	$—	$19,438,479	$(9,382,912)	$(2,500,000)	$7,559,175

Issuance of common stock	134,785	14		399,894	—	—	399,908
Issuance of Preferred stock							—
Less: Issuance costs				(1,259,744)			(1,259,744)
Sale of unit purchase options				428,345			428,345
Sales of Preferred Stock			2,156,947				2,156,947
Purchase of treasury shares							—

Net Loss	—	—			(1,907,214)	—	(1,907,214)

Balance December 31, 2009	36,174,455	$3,618	$2,156,947	$19,006,974	$(11,290,126)	$(2,500,000)	$7,377,417

Issuance of common stock	(11,137)	(1)			—	—	(1)
Issuance of Preferred stock							—
Less: Issuance costs				(333,424)			(333,424)
Sale of unit purchase options				—			—
Sales of Preferred Stock			859,475				859,475
Purchase of treasury shares							—

Net Loss	—	—			(279,795)	—	(279,795)

Balance March 31, 2010	36,163,318	$3,617	$3,016,422	$18,673,550	$(11,569,921)	$(2,500,000)	$7,623,672

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

Date: May 17, 2010	SCORPION PERFORMANCE, INC.

/s/ Robert Stopanio
Robert Stopanio
President and Principal Executive Officer

          In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert Stopanio
Robert Stopanio	President and Principal	May 17, 2010
Executive Officer
/s/ Karen Rodgers
Karen Rodgers	Controller and Principal	May 17, 2010
Financial Officer