Form 10-Q
period 2010-06-30
SCORPION PERFORMANCE, INC.
filed 2010-08-16
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

☐ Yes ☒ No

As of July, 30 2010, there were 36,150,318 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 2010	December 31 2009
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$86,356	$13,524
Accounts receivable	812,791	266,106
Inventories	1,091,300	1,391,103
Other current assets	34,330	35,770
Total current assets	2,024,777	1,706,503

Property and Equipment, net	10,119,030	10,086,414
Other assets	8,869
Total Assets	$12,152,676	$11,792,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$636,832	$446,266
Notes payable-current portion	505,337	505,337
Total current liabilities	$1,142,169	$$951,603

Notes Payable, net of current portion	3,418,051	3,463,900

Total liabilities	4,560,221	4,415,503

Stockholders’ Equity:
Series A 10% Convertible Preferred Stock, par value $.0001 per share, 1,500,000 shares authorized, 215,695 and 325,025 issued and outstanding at December 31, 2009 and June 30, 2010	—	—
Series B Convertible Preferred Stock, par value $.0001 per share, 500,000 shares authorized, -0- shares issued and outstanding at December 31, 2009 and June 30, 2010	—	—
Common Stock, par value $.0001 per share, 100,000,000 authorized, 36,174,455 and 36,150,318 issued and outstanding at December 31, 2009 and June 30, 2010, respectively	3,615	3,618
Preferred stock, subscriptions	3,549,652	2,156,947
Additional paid in capital	18,373,916	19,006,974
Treasury stock, at cost, 10,000,000 shares	(2,500,000)	(2,500,000)
Accumulated deficit	(11,834,729)	(11,290,125)
Total stockholders’ equity	7,592,454	7,377,414

Total Liabilities and Stockholders’ Equity	$12,152,676	$11,792,917

See accompanying notes to the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$1,403,670	$779,238	$2,426,722	$1,533,973

Cost of Sales	$833,654	$543,380	$1,397,067	$1,060,374

Gross Profit	570,016	235,858	1,029,655	473,599

Expenses:
Selling and Marketing Expenses	$97,196	$142,713	$223,757	$281,627
Research and Development	$43,601	$28,318	$77,404	$60,615
Salaries and Employee Benefits	$143,767	$91,149	$269,348	$189,186
General and Administrative	$505,658	$318,555	$939,499	$730,986
Total Expenses	790,223	580,735	1,510,009	1,262,415

Other Income (Expense):
Rental Income	41,674	—	97,239	—
Interest Income	$11	$666	$22	$1,446
Interest Expense	$(86,287)	$(29,514)	$(161,511)	$(59,191)
Lawsuit Settlement	$—	$(15,000)	$—	$(15,000)
Total Other Income (Expense)	(44,603)	(43,848)	(64,250)	(72,745)

Net Loss	$(264,809)	$(388,725)	$(544,604)	$(861,561)

Weighted average shares outstanding - Basic and Diluted	36,167,883	36,184,922	36,167,883	36,138,739

Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See accompanying notes to the financial statements.

CONSOLIDATED STATEMENTS  OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009

Cash Flows From Operating Activities:
Net Loss	(544,604)	(861,560)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation	454,649	297,599
Changes in Operating Assets and Liabilities:
Accounts Receivable	(546,686)	(120,935)
Inventories	299,803	(18,931)
Other Current Assets	1,440	145,766
Accounts Payable and Accrued Expenses	190,566	(148,407)
Net Cash used in Operating Activities	(144,831)	(706,466)

Cash Flows from Investing Activities:
Purchase of property and equipment	(487,265)	(632,084)
Deposits	(8,869)	—
Net Cash used in Investing Activities	(496,134)	(632,084)

Cash Flows from Financing Activities:
Repayments of notes payable	(45,848)	328,572
Proceeds from notes payable	—	—
Issuance of Common Stock	4,997	404,398
Issuance of Series A 10% Convertible Preferred Stock	1,392,705	868,500
Issuance of Unit Purchase Options	—	321,815
Issuance costs	(638,058)	(579,119)
Shares purchased and returned to treasury	—	—
Net Cash provided by Financing Activities	713,796	1,344,166

Net Increase in Cash	72,831	5,616
Cash, Beginning of Period	13,524	297,838
Cash, End of Period	$86,354	$303,454

Supplemental Disclosures:
Cash paid for interest	$161,511	$59,191

Non-Cash Investing and Financing Transactions:
Purchase of Company’s Common Stock for return to treasury	$—	$2,000,000

See accompanying notes to the financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common stock		Series A 10% Convertible Preferred Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Treasury	Total Stockholders’ Equity
	Shares	Amount

Balance December 31, 2008	36,039,670	$3,604	$—	$19,438,479	$(9,382,912)	$(2,500,000)	$7,559,175

Issuance of Common Stock	134,785	14		399,894	—	—	399,908
Issuance of Series A 10% Convertible Preferred Stock							—
Less: Issuance costs				(1,259,744)			(1,259,744)
Sale of Unit Purchase Options				428,345			428,345
Sales of Series A 10% Convertible Preferred Stock			2,156,947				2,156,947
Purchase of treasury shares							—

Net Loss	—	—			(1,907,214)	—	(1,907,214)

Balance December 31, 2009	36,174,455	$3,618	$2,156,947	$19,006,974	$(11,290,126)	$(2,500,000)	$7,377,413

Issuance of Common Stock	(24,137)	(3)		5,000	—	—	4,997
Issuance of Series A 10% Convertible Preferred Stock				—			—
Less: Issuance costs				(638,058)			(638,058)
Sale of Unit Purchase Options				—			—
Sales of Series A 10% Convertible Preferred Stock			1,392,705				1,392,705
Purchase of treasury shares							—
							—
Net Loss	—	—			(544,604)	—	(544,604)

Balance June 30, 2010	36,150,318	$3,615	$3,549,652	$18,373,916	$(11,834,730)	$(2,500,000)	$7,592,453

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

Company	Scorpion Performance, Inc. and Subsidiaries
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principals
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards

Company Background

Scorpion Performance, Inc. (the “Company”) is a Florida company established on December 17, 1999, for the initial purpose of manufacturing high-grad rocker arms for high performance automobiles. From rocker arms, we expanded our product line to include lifters, pushrods, valves, valve springs, valve train stabilizers, throttle bodies, fuel rail kits and a variety of lubricants. We currently design and manufacture a variety of branded and private label high performance engine valve train products and related components for automotive and marine original equipment manufacturers, or OEMs, and the related after-market. We also provide assembly services and sell products through our retail sales divisions, Scorpion Racing Products, with a corresponding e-commerce web site.

We have also developed other manufacturing and service capabilities to enhance our automotive parts business which includes Anodize, our in-house anodizing services to produce high-end finished products for a variety of uses in the automotive and other industries.

We have also developed other manufacturing and service companies to augment our engine parts business which include Scorpion Medical Technologies, a medical device company which will manufacture non-FDA regulated components and assemblies for the medical industry; and World Waste Management, a composting and waste management machine company.

Active Subsidiaries

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
For the Six Months Ended June 30, 2010 and 2009

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

Scorpion Real Estate Investments of Broward County, LLC; Scorpion Real Estate Investments of Marion County, LLC; and Scorpion Real Estate of Marion County, LLC - In June 2007, the Company formed Scorpion Real Estate Investments of Broward County, LLC, a Florida limited liability company that holds title to the Company’s original Ft Lauderdale facility and Scorpion Real Estate Investments of Marion County, LLC which holds title to the Company’s primary Ocala facility. Scorpion Real Estate of Marion County, LLC was formed in March 2010 to hold title to the property adjacent to the Company’s primary Ocala facility.

World Waste Management, LLC - a Florida limited liability company, formed in May 2006. Through this subsidiary we intend to develop a biofuel product and are evaluating possible commercial applications of the technology. We are currently testing prototypes of the “Stable Mate”, an environmentally friendly compacting machine that compresses and sanitarily bales horse manure using a process that will allow us to convert the organic manure into an alternative fuel source. We anticipate that the products and processes contemplated by the operations of this subsidiary will be commercially viable within the next year.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Scorpion Performance, Inc., and its wholly owned active operating subsidiaries Anodize, LLC, Scorpion Real Estate Investments of Broward County, LLC, Scorpion Real Estate Investments of Marion County, LLC, Scorpion Real Estate of Marion County, LLC, Scorpion Racing Products, Inc., Scorpion Medical Technologies, LLC and World Waste Management, LLC. All significant intercompany balances and transactions have been eliminated in consolidation

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the periods ended June 30, 2010 and December 31, 2009 the Company may have had cash deposits which exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions and has begun to spread its cash balances across several institutions, which the Company believes limits these risks.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2010 and December 31, 2009, cash and cash equivalents included cash on hand and cash in the bank

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2010 and December 31, 2009, the allowance for doubtful accounts was approximately $0 and $1,025 respectively.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising

Advertising costs are expensed as incurred and included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $123,529 and $163,305 June 30, 2010 and June 30, 2009, respectively.

Research and Development

Costs are expensed as incurred. Research and development expense for June 30, 2010 and June 30, 2009 were $77,404 and $60,614, respectively.

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
For the Six Months Ended June 30, 2010 and 2009

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

Segment Reporting

ASC Topic 280 (formerly SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”) requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company determined that did not have any separately reportable operating segments as of June 30, 2010 and December 31, 2009.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification Subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010, the President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification Topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated. Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act) and March 30, 2010 (enactment date of the reconciliation measure). The announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INVENTORY

As of June 30, 2010 and December 31, 2009, inventory consisted of the following:

	June 30, 2010	December 31, 2009
Raw Materials	235,436	217,041
Work in Progress	221,634	372,700
Finished Goods	634,230	801,362
TOTAL	$1,091,300	$1,391,103

NOTE 4 – NOTES PAYABLE

As of June 30, 2010 and December 31, 2009, notes payable consisted of the following:

	June 30, 2010	December 31, 2009
Mortgage Payable – R. Walters	2,000,000	2,000,000
Stock Purchase Note	1,686,514	1,686,514
Capitalized Lease	236,874	282,727
Less Note payable - current portion	(505,337)	(505,337)
Note payable	$3,418,051	$3,463,900

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

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

There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement. The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. In January 2009, the Company exercised its option to pay interest only. In the six months ended June 30, 2010, the Company made interest payments totaling $98,272.

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

On December 22, 2009, the Company signed a mortgage for seller financing of $2,000,000 to purchase 11.73 acres with a 60,876 sq ft building which adjoins our Ocala facility. We have received rental income in the amount of $97,238 and paid interest on the amount of $60,000 for the six months ended June 30, 2010.

Capitalized Lease

In January 2009, the Company executed two capital leases with Machinery Finance Resources, LLC. The terms of the lease agreement provide financing for the acquisition of $385,927 of manufacturing equipment for the Ocala facility. The leases have been accounted for as capital leases and provide for 60 monthly payments of $7,585 and bear interest at 6.9%. Amortization of assets under capitalized leases is included in depreciation expense. Interest incurred in the six months ending June 30, 2010 is $10,366.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

NOTE 4 – NOTES PAYABLE (Continued)

Future minimum payments under the capitalized lease at June 30, 2010 are:

2010	$45,846
2011	$91,023
2012 and beyond	$189,631

Total minimum lease payments	$394,432
Less amounts representing interest	$52,849
Less deposit	$15,138

Present value of net lease minimum lease payments included in long term debt	$326,445

NOTE 5 – EQUITY

Common Stock and Unit Purchase Options

For the six months ended June 30, 2010, we received $5,000 in funded subscriptions from the sale of our common stock and $1,392,705 in proceeds from the sale of our Series A 10% Convertible Preferred stock (discussed below) less aggregate selling expenses of $638,058 for aggregate net proceeds of $759,647. We sold no unit purchase options during the six months ended June 30, 2010. In connection with the sale of our common stock, we sold 1,666 shares sold to foreign investors priced between $1.00 and $3.00, of which ,363 shares were issued as of June 30, 2010.

The foregoing sales of common stock and our Series A 10% Convertible Preferred stock were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The funds received have been used for operational purposes and equipment purchases.

Series A Preferred Stock

In April 2009, we initiated a private offering to existing shareholders of the Company of up to 1,500,000 shares of preferred stock designated as Series A 10% Preferred Stock (the “Series A Preferred Shares”) at a purchase price of $10.00 per share. Under the terms of the offering, for a period of two years, the Company will pay a 10% dividend on each share of Series A Preferred stock, payable at the option of the Company, in cash or shares of common stock. Each share of the Series A Preferred Stock carries 10 votes on matters submitted to shareholders for voting purposes and is convertible into 10 shares of the Company’s common stock subject to anti-dilution in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event, into a greater or lesser number of shares of common stock. For the six months ended June 30, 2010, 325,025 shares have been issued to foreign investors.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

NOTE 5 – EQUITY (Continued)

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

NOTE 7 – COMMITMENTS and CONTINGENCIES

Ocala Facility Construction. In 2008, the Company began building out a 36,000 sq ft production facility in Ocala Florida to expand its automotive and medical component manufacturing with an anticipated opening in early 2009 and budget of $2,000,000. As a result of unanticipated delays beyond the Company’s control, together with costs and a general freeze on credit and funding to fully fund construction during 2009, the Company revised its initial budget to $3.2 million and extended the move date to the third quarter of 2010. As of June 30, 2010, the Company has spent approximately $2,985,426 for construction costs, permitting and new equipment purchases and believes it will be able to stay within the revised budget to make the Ocala facility fully operational by its target date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following terms and definitions are commonly used throughout this filing.

Company	Scorpion Performance, Inc. and Subsidiaries
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
SEC	Securities Exchange Commission

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

          These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash. Please refer to Part II, ITEM 7 under “Liquidity and Capital Resources” and under Part I Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional discussion. Please also refer to our other filings with the SEC. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Available Information

          At the present time, there is no public market for the common stock of the Company and our common stock is not traded on any exchange or quoted on any service.

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

OVERVIEW

          The Company. Scorpion Performance, Inc., (the “Company”) was incorporated in Florida in 1999 for the initial purpose of manufacturing high quality rocker arms for high performance automotive and marine engines. A rocker arm is a pivoted lever used in an internal combustion engine to transfer the motion of the camshaft or pushrods to the valves that open and close to let the air/fuel mixture into an engine and the exhaust gases out of the engine.

          From rocker arms, we expanded our product line to include lifters, pushrods, valves, valve springs, valve train stabilizers, throttle bodies, fuel rail kits and a variety of lubricants. We currently design and manufacture a variety of branded and private label high performance engine valve train products and related components for automotive and marine original equipment manufacturers, or OEMs, and the related after-market. We provide assembly services and sell products through our retail sales divisions, Scorpion Racing Products, with a corresponding e-commerce web site.

          We also provide research and development (“R&D”) with a focus on reverse engineering and retooling using the latest CAD software. The full line of support equipment in our tool and die shop allows us to make custom tooling and prototype design and testing. We provide precision machining using the latest CNC machines and tools including 5-axis vertical mills, 4-axis horizontal mills, 4-axis vertical mills, 4-axis turret lathes, 3-axis turret lathes and multi-axis Swiss turn lathes. Our inspection equipment includes the latest coordinate measurement machines and optical comparators.

          To enhance our engine parts business, we have developed other service companies which include Scorpion Anodizing, our in-house anodizing service that includes bright dip anodizing, mil spec anodizing and titanium anodizing as well as ultrasonic cleaning, mirror polishing, vibratory polishing, centrifugal polishing, glass beading, laser etching and passivation to prevent rusting of stainless steel.

          Our R&D, precision manufacturing and assembly capabilities, anodizing and other services allow us to serve a broad range of non-automotive industries including medical, biofuel, marine, defense, aerospace and other precision manufacturing sectors. This has led us to develop other manufacturing and service companies to augment our engine parts business which include Scorpion Medical Technologies, a medical device company which will manufacture non-FDA regulated components and assemblies for the medical industry, and World Waste Management, LLC, a manure composting machine and waste management biofuel company both discussed below under “Recent Developments”.

          Recent Developments

                    ●     Revival of World Waste Management. We revived our subsidiary World Waste Management, LLC which was formed in 2006 to develop biofuel products. During the second quarter of 2010, we redesigned a concept product known as “Stable Mate” and began in-house testing of prototypes for use at horse racing tracks and large horse and cattle farms. The redesigned Stable Mate is an environmentally friendly industrial compacting machine that compresses and sanitarily bales manure using a process that we believe will allow us to convert organic product into an alternative fuel source. Based on initial results of testing, we anticipate that we will begin manufacturing and marketing the Stable Mate later this year or in early 2011 which will add another source of revenue to our current product and service line up.

                     ●     Launch of Scorpion Medical Technologies. We recently signed an agreement with a joint venture partner, Global-Med Technologies Group, Inc. (“GTG”) of Sarasota, Florida, to be the exclusive manufacturer of all medical products for GTG’s subsidiary companies. Through this joint venture, Scorpion Medical Technologies will provide design, prototyping, manufacturing, testing, clean room environment, quality control, distribution and inventory control services to produce medical components for GTG device companies.

                     ●     Status of ISO Certification. We are in the audit stage of obtaining ISO certification which will allow us to use our high-technology machines to manufacture a wider variety of medical devices and equipment in accordance with FDA requirements.

                    ●     Professional Recognition. Scorpion Performance was recently named one of three finalists for the 2009 Manufacturer of the Year Award presented by the South Florida Manufacturers Association.

          Production Costs and Suppliers. Our principal raw materials are aluminum extrusion and specialty steel, which along with labor represent the largest components of our production costs. Steel demand and prices have fallen worldwide as the global credit crisis continues to paralyze consumers’ purchasing power. The credit crisis and corresponding economic recession have also forced raw materials producers to cut production sharply to match weakening demand. As a result, we have enjoyed lower costs and have been able to maintain adequate reserves. Although recent economic problems and continuing uncertainty in the U.S. and global economy have forced some suppliers into bankruptcy or out of the market altogether, we continue to purchase raw materials from an adequate pool of up to 19 suppliers, the largest being Crown Extrusions, which represents approximately 32% of our materials purchases.

          Employees. The Company has 58 full-time employees and no part-time employees. None of our employees are represented by a collective bargaining agreement. Management of Scorpion considers its relationship with its employees to be satisfactory.

          Customers and Distribution. We sell our products through over 170 distributors and directly to OEM customers, of which one distributor accounts for approximately 27% of our revenue, and in the aggregate with four other distributors, accounts for over 50% of our annual revenue. All of our orders are open purchase orders from distributors most of which we have established long-term relationships and, generally, are processed, manufactured and delivered to the distributor within 10-12 days of receipt of the purchase order. We deliver or ship finished products directly to OEM customers. Our products are also distributed to aftermarket customers through a network of warehouse auto parts distributors.

SUBSIDIARIES

          The Company’s wholly owned active subsidiaries are Anodize, LLC, Scorpion Racing Products, Inc., Scorpion Medical Technologies, LLC, Scorpion Real Estate Investments of Broward County, LLC, Scorpion Real Estate Investments of Marion County, LLC, Scorpion Real Estate of Marion County, LLC and World Waste Management, LLC.

CRITICAL ACCOUNTING POLICIES

          For a discussion of our critical accounting estimates and policies, see Note 2 to our consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

          Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are in Note 2 to our consolidated financial statements and as summarized below:

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

          In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification Subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010, the President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification Topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated. Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act) and March 30, 2010 (enactment date of the reconciliation measure). The announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

          In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

          Our financial statements are consolidated to include the accounts of Scorpion Performance, Inc. and our active subsidiaries, Anodize, LLC, Scorpion Real Estate Investments of Broward County, LLC, Scorpion Real Estate Investments of Marion County, LLC, Scorpion Racing Products, Inc., Scorpion Medical Technologies, LLC, World Waste Management, LLC.

          The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated unaudited financial statements for the six months ended June 30, 2010 and audited financial statements for the year ended December 31, 2009. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009

NET INCOME

          Net revenue for the three months ended June 30, 2010 was $1,403,670 an increase of $624,432 or 80%, compared to net revenue of $779,238 for the three months ended June 30, 2009. The increase in net revenue was primarily due to an increase in demand for private label products and the acquisition of several large accounts from former competitors.

NET REVENUE BY SOURCE

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Change From Prior Period

PRODUCTS
Scorpion Brand Rocker Arms	$324,778	23%	$228,456	29%	$96,322	42%
Private Label Rocker Arms	$905,833	65%	$374,604	48%	$531,229	142%
Lifters, Pushrods, Springs	$66,226	5%	$58,843	8%	$7,383	13%

Total Products	$1,296,837	92%	$661,903	85%	$634,934	96%

SERVICES
Anodizing:
Medical Components	$78,432	6%	$78,609	10%	$-177	0%
Other	$28,401	2%	$38,726	5%	$-10,325	-27%

Total Services	$106,833	8%	$117,335	15%	$-10,502	-9%

NET REVENUE	$1,403,670	100%	$779,238	100%	$624,432	80%

          Cost of sales for the three months ended June 30, 2010 was $833,654 an increase of $290,273 or 53% compared to cost of sales of $543,380 for the three months ended June 30, 2009. The increase was due to increased sales volume. Gross profit for the three months ended June 30, 2010 was $570,016 an increase of $334,159 or 142%, compared to gross profit of $235,858 for the three months ended June 30, 2009.

          Total operating expenses for the three months ended June 30, 2010 were $790,223 an increase of $209,488 or 36% as compared to total expenses of $580,735 for the year ended June 30, 2009 as follows:

•	Selling and marketing expenses decreased $45,516 or 32% as compared to $142,713 for the three months ended June 30, 2009 due to the non-renewal of advertising contracts.

•	Research and development expenses increased $15,283 or 54% due primarily to the development and implementation of a new quality management system for our ISO certification.

•	Salaries and benefits expense increased $52,619 or 57% due to hiring additional employees and reclassification implemented during 2009.

•	General and administrative expense increased $187,102 or 59% as a result of:

	o	a $17,606 increase in auto expenses as a result of moving supplies and equipment between our Fort Lauderdale and Ocala facilities;

	o	a $43,439 increase in utilities due to increased rates and usage for operating our primary facility in Fort Lauderdale and our new facility in Ocala;

o	a $127,403 increase in equipment depreciation;

o	a $13,813 increase in equipment repairs and maintenance; and

o	an $11,048 increase in insurance for new hires for our Fort Lauderdale and Ocala facilities which was offset by a $55,041 decrease in professional fees and rent paid for a storage facility in Ocala.

          Other Income (Expense) for the three months ended June 30, 2010 was ($44,603) a decrease of $755 or 1% as compared to other income of ($43,848) for the three months ended June 30, 2009. This category is composed of interest income and rental income net of interest expense.

          We realized a net loss of $(264,809) for the three months ended June 30, 2010 as compared to a net loss of $(388,725) for the three months ended June 30, 2009.

Results of Operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009

NET INCOME

          Net revenue for the six months ended June 30, 2010 was $2,426,722 an increase of $892,749 or 58%, compared to net revenue of $1,533,973 for the six months ended June 30, 2009. As discussed under the results of operations for the three months ended June 30, 2010 the increase in net revenue was due to an increase in demand for private label products and the acquisition of several large accounts from former competitors

NET REVENUE BY SOURCE

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009		Change From Prior Period

PRODUCTS
Scorpion Brand Rocker Arms	$546,538	23%	$484,815	32%	$61,723	13%
Private Label Rocker Arms	$1,552,687	64%	$774,398	50%	$778,289	100%
Lifters, Pushrods, Springs	$123,783	5%	$113,009	7%	$10,774	10%

Total Products	$2,223,008	92%	$1,372,222	89%	$850,786	62%

SERVICES
Anodizing:
Medical Components	$145,794	6%	$113,615	7%	$32,179	28%
Other	$57,920	2%	$48,136	3%	$9,784	20%

Total Services	$203,714	8%	$161,751	11%	$41,963	26%

NET REVENUE	$2,426,722	100%	$1,533,973	100%	$892,749	58%

          As a result of increased sales volume, our Cost of sales for the six months ended June 30, 2010 was $1,397,067 an increase of $336,696 or 31% compared to cost of sales of $1,060,374 for the six months ended June 30, 2009.Gross profit for the six months ended June 30, 2010 was $1,029,655 an increase of $556,055 or 117%, compared to gross profit of $473,599 for the six months ended June 30, 2009.

          Total operating expenses for the six months ended June 30, 2010 were $1,510,009 an increase of $247,594 or 19% as compared to total operating expenses of $1,262,415 for the six months ended June 30, 2009. The change is primarily a result of the following:

•	Selling and marketing expenses decreased $57,870 or 21% due to cutbacks and reduction in advertising expenditures during the second quarter of 2010.

•

Research and development expenses increased $16,789 or 28% due to due to the development of a new robotic cell during the first quarter of 2010 and the development and implementation of a new quality management system for our ISO certification during the second quarter of 2010.

•	Salaries and benefits expense increased $80,162 or 42% primarily as a reclassification implemented during 2009.

•	General and administrative expense increased $247,594 or 19% primarily due to the following:

	o	a $66,044 decrease in professional fees due to reduced contractual matters;

	o	a $15,950 increase in auto expenses due moving supplies and equipment between our Fort Lauderdale and Ocala facilities;

	o	a $19,445 decrease in rent due to our December 2009 purchase of property in Ocala formerly leased as a warehouse to store inventory and equipment.

	o	a $46,592 increase in utilities primarily the result of increased rates and usage for operating both our primary facility in Fort Lauderdale and our new facility in Ocala facilities;

	o	a $45,052 increase in property taxes due during the second quarter of 2010 as a result of our purchase of the property adjacent to our Ocala facility in December 2009; and

	o	a $16,386 increase in insurance primarily due to increases in worker compensation and liability insurance during the second quarter of 2010.

          Other Income (Expense) for the six months ended June 30 2010 was ($64,250) a decrease of $8,495 or 12% as compared to other income of ($72,745) for the six months ended June 30, 2009. This category is composed of lawsuit settlements and interest income net of interest expense. The decrease in expense is primarily the result of lawsuit settlements of $15,000 during the second quarter of 2009; increased interest expense related to debt related to the purchase of the property adjacent to our Ocala facility; and a decrease in interest income due to a decrease in cash balances. Other Income (Expenses) was offset by $97,239 of rental income from the property adjacent to our Ocala facility.

          We realized a net loss of $544,604 for the six months ended June 30, 2010 as compared to a net loss of $861,561 for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 2010, we had an accumulated deficit of $(11,834,729) as compared to $(11,290,125) for the year ended December 31, 2009. As of June 30, 2010, we had cash and cash equivalents of $86,356, an increase of $72,832 or 539% as compared to the year ended December 31, 2009. The increase in cash during the second quarter of 2010 was due primarily to proceeds from the sale of our Series A 10% Convertible Preferred stock to existing shareholders and rental income from the property adjacent to our Ocala facility.

          Our primary sources of cash during our last two fiscal years have been Scorpion branded and private label product sales, anodizing services and the sale of our equity securities. Our cash flows from operations are derived primarily from the manufacture and distribution of high performance auto parts, particularly rocker arms which account for 88% of product sold. Cash flows from our anodizing services are dependent upon the revenue generated from third party customers. Anodizing services are primarily a component of our rocker arm manufacturing process which other manufacturers utilize from time to time for both automotive applications as well as non-automotive applications including medical components and equipment.

          We sell shares of our common stock, unit purchase options and shares of our Series A 10% Convertible Preferred stock to non-US resident investors in offerings intended to meet the exemptions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). For the six months ended June 30, 2010, we received $5,000 in funded subscriptions from the sale of our common stock and $1,392,705 in proceeds from the sale of our Series A 10% Convertible Preferred stock less aggregate selling expenses of $638,058 for aggregate net proceeds of $759,647. We have sold no unit purchase options during the first two quarters of 2010. Since we began our Regulation S offering in 2004 and through June 30, 2010, we have raised gross proceeds from the sale of our common stock, unit purchase options and Series A 10% Convertible Preferred stock of $27,583,620, $8,863,656, and $3,549,652 respectively, less aggregate selling expenses of $18,132,104 for aggregate net proceeds of $21,865,199.

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

Cash Flows for the six Months June 30, 2010

Cash Flows from Operating Activities

          Operating activities used net cash for the six months ended June 30, 2010 of $144,831. Net cash used reflects an adjusted net loss for the year ended of approximately $89,955 as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization.

          Net cash used also reflects $193,040 of cash used to support net changes in working capital items, which included:

•	a $546,686 increase in accounts receivable as a result of increased sales;

•	a $299,803 decrease in inventory costs due to utilizing existing inventory for current production; and

•	a $190,566 decrease in accounts payable and accrued expenses as a result of satisfying vendor liabilities from the increase in sales.

          Cash Flows used in Investing Activities

          Our investing activities used $496,134 in net cash during the six months ended June 30, 2010. Net cash used is composed entirely of capital expenditures for equipment and outfitting the Ocala facility.

Cash Flows from Financing Activities

          Our financing activities provided net cash of $713,796 for the six months ended June 30, 2010. We raised approximately $1,392,705 through the sale of our Series A 10% Convertible Preferred stock and $5,000 the through sale of our common stock net of $638,058 in issuance costs. We also repaid $45,848 in principal on notes payable on equipment.

Financial Position

          Our total assets increased $359,759 or 3% to $12,152,676 as of June 30, 2010 as compared to $11,792,917 as of December 31, 2009 primarily as a result of a net increase in total current assets. The increase in total current assets was primarily associated with a $72,832 increase in cash since December 31, 2009 and a $546,686 or 205% increase in accounts receivable, the majority of which was paid in June 2010.

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

          The Company may also extend the due date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018. Under the terms of the Mortgage and Security Agreement executed on May 2, 2008, the Company retains the rights to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice. As of June 30, 2010, we owe $1,686,514 on the Note and have made interest payments totaling $98,272.

          On December 22, 2009 we signed a mortgage for seller financing of $2,000,000 to purchase 11.73 acres with a 60,876 sq ft building which adjoins our Ocala facility. As of June 30, 2010, we have received rental income in the amount of $97,238 and have made interest payments in the amount of $60,000.

          We had no outstanding purchase commitments to purchase raw materials as of June 30, 2010.

          In 2008, we began building out a 36,000 sq ft production facility in Ocala Florida to expand our automotive and medical component manufacturing which we initially forecast opening in early 2009 and budgeted at a build out cost of $2,000,000. We have had to delay the opening of our Ocala facility due to construction, zoning, permitting, and other delays beyond our control, together with costs and a general freeze on credit and funding to fully fund construction during 2009. We have revised our initial budget to $3.2 million and extended the move date to the third quarter of 2010 to reflect these delays and unanticipated costs. As of June 30 2010, we have spent approximately $2,985,426 for construction costs, permitting and new equipment purchases and believe we will be able to stay within the revised budget to make our Ocala facility fully operational by our target date. We believe that we will have enough cash on hand from our investment activities and operations to finance additional expenditures and do not believe that prolonged problems or delays will threaten the commercial viability of the Ocala facility; however, we may not have anticipated all the logistical impediments and obstacles and may incur further unanticipated delays and additional costs which could adversely affect available cash.

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

          As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of Robert Stopanio, our President and Principal Executive Officer and Karen Rodgers, our Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon their evaluation, Robert Stopanio and Karen Rodgers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

          Changes in Internal Control Over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. As of June 30, 2010, we are currently not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

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

          To facilitate anticipated growth from the automotive and medical component industry, in July 2007 we purchased a 36,000 square foot single story building on 10.5 acres in Ocala, Florida and in 2008 began refurbishing the existing building with the intention of moving most of our manufacturing operations from Fort Lauderdale to Ocala by the first quarter of 2007. We initially budgeted $2 million for the refurbishment and relocation; however, we have had to revise our budget and extend our move in date as a result of unforeseen delays with permitting, zoning and a pending road widening project by Marion County. We experienced further setbacks during 2009 due to restrictions on cash and a general freeze on credit and funding to fully fund construction during 2009. We have revised our initial budget to $3.2 million and extended the move date to the third quarter of 2010 to reflect these delays and unanticipated costs. As of June 30, 2010, we have spent approximately $2,985,426 for construction costs, permitting and new equipment purchases and believe we will be able to stay within the revised budget to make our Ocala facility fully operational by our target date. We believe that we will have enough cash on hand from our investment activities and operations to finance additional expenditures and do not believe that prolonged problems or delays will threaten the commercial viability of the Ocala facility; however, we may not have anticipated all the logistical impediments and obstacles and may incur further unanticipated delays and additional costs which could adversely affect our liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the quarter ended June 30, 2010, we raised a total of $538,230 of which $5,000 was generated through the sale of our common stock and $533,230 was generated from the sale of Series A 10% Convertible Preferred stock. For common stock sales there were 1,666 shares sold to foreign investors priced between $1.00 and $3.00, of which 363 shares were issued as of June 30, 2010. For our Series A 10% Convertible Preferred stock, there were 71,335 shares issued to foreign investors at a price of $10.00 per share which amount includes shares authorized but not issued during the first quarter. We incurred commissions and finder’s fees on the above second quarter sales in the aggregate amount of $304,634. The foregoing sales were made to existing shareholders in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. The shareholders have received information concerning the Company and have the opportunity to ask questions about the Company. There were no issuances to stockholders residing in the United States.

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

Date: August 16, 2010	SCORPION PERFORMANCE, INC.
/s/ Robert Stopanio
Robert Stopanio
President and Principal Executive Officer

          In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stopanio
Robert Stopanio	President and Principal Executive Officer	August 16, 2010
/s/ Karen Rodgers
Karen Rodgers	Controller and Principal Financial Officer	August 16, 2010