Form 10-Q
period 2010-09-30
SCORPION PERFORMANCE, INC.
filed 2010-11-15
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

☐ Yes ☒ No

As of September 30, 2010, there were 36,151,418 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30 2010	December 31 2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$106,158	$13,524
Accounts receivable	507,732	266,106
Inventories	1,415,634	1,391,103
Other current assets	23,037	35,770
Total current assets	2,052,561	1,706,503

Property and Equipment, net	10,082,042	10,086,414
Other assets	11,884	—
Total Assets	$12,146,487	$11,792,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$530,682	$446,266
Notes payable-current portion	505,337	505,337
Total current liabilities	1,036,019	951,603

Notes Payable, net of current portion	3,395,127	3,463,900

Total liabilities	4,431,146	4,415,503

Stockholders’ Equity:
Series A 10% Convertible Preferred Stock, par value $.0001 per share, 1,500,000 shares authorized, 385,815 and 215,695 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Series B Convertible Preferred Stock, par value $.0001 per share, 500,000 shares authorized, -0- shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common Stock, par value $.0001 per share, 100,000,000 authorized, 36,162,418 and 36,174,455 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,618	3,618
Preferred stock, subscriptions	3,858,152	2,156,947
Additional paid in capital	18,268,846	19,006,974
Treasury stock, at cost, 10,000,000 shares	(2,500,000)	(2,500,000)
Accumulated deficit	(11,915,276)	(11,290,125)

Total stockholders’ equity	7,715,340	7,377,414

Total Liabilities and Stockholders’ Equity	$12,146,487	$11,792,917

See accompanying unaudited notes to the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues, net	$1,046,556	$677,567

Cost of Sales	585,124	378,991

Gross Profit	461,432	298,576

Expenses:
Selling and Marketing Expenses	81,195	121,276
Research and Development	40,660	30,159
Salaries and Employee Benefits	155,797	126,177
General and Administrative	228,435	332,028
Total Expenses	$506,086	$609,641

Other Income (Expense):
Interest Income	$11	$438
Rental Income	38,386	—
Interest Expense	(74,290)	(32,475)
Lawsuit Settlement	—	—
Total Other Income (Expense)	$(35,893)	$(32,038)

Net Loss	$(80,547)	$(343,102)

Weighted average shares outstanding - Basic and Diluted	36,166,062	36,208,955

Loss per Share - Basic and Diluted	$(0.00)	$(0.01)

See accompanying unaudited notes to the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues, net	$3,473,165	$2,211,540

Cost of Sales	2,005,533	1,376,579

Gross Profit	1,467,632	834,961

Expenses:
Selling and Marketing Expenses	304,951	404,886
Research and Development	118,064	90,774
Salaries and Employee Benefits	425,145	377,353
General and Administrative	1,144,593	1,060,918
Total Expenses	$1,992,754	$1,933,931

Other Income (Expense):
Interest Income	$33	$1,883
Rental Income	135,737	—
Interest Expense	(235,800)	(91,666)
Lawsuit Settlement	—	(15,000)
Total Other Income (Expense)	$(100,030)	$(104,783)

Net Loss	$(625,151)	$(1,203,753)

Weighted average shares outstanding - Basic and Diluted	36,166,062	36,162,771

Loss per Share - Basic and Diluted	$(0.02)	$(0.03)

See accompanying unaudited notes to the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2010	2009

Cash Flows From Operating Activities:
Net Loss	$(625,151)	$(1,203,753)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation	539,284	430,099
Changes in Operating Assets and Liabilities:
Accounts Receivable	(241,627)	(139,075)
Inventories	(24,531)	(82,104)
Other Current Assets	12,733	155,997
Accounts Payable and Accrued Expenses	84,416	(54,917)
Net Cash used in Operating Activities	$(254,875)	$(893,753)

Cash Flows from Investing Activities:
Purchase of property and equipment	(534,912)	(831,690)
Deposits	(11,884)	—
Net Cash used in Investing Activities	$(546,796)	$(831,690)

Cash Flows from Financing Activities:
Repayments of notes payable	(68,773)	—
Proceeds from notes payable	—	305,647
Issuance of Common Stock	—	506,426
Issuance of Series A 10% Convertible Preferred Stock	1,701,205	1,417,200
Issuance of Unit Purchase Options	—	321,815
Issuance costs	(738,127)	(967,822)
Shares purchased and returned to treasury	—	—
Net Cash provided by Financing Activities	$894,305	$1,583,266

Net Increase/(Decrease) in Cash	92,634	(142,175)
Cash, Beginning of Period	13,524	297,838
Cash, End of Period	$106,158	$155,663

Supplemental Disclosures:
Cash paid for interest	$235,800	$91,666

Non-Cash Investing and Financing Transactions:
Purchase of Company’s Common Stock for return to treasury	$—	$—

See accompanying unaudited notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

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

Company Background

Scorpion Performance, Inc. (the “Company”) is a Florida company established on December 17, 1999, for the initial purpose of manufacturing high-grad rocker arms for high performance automobiles. From rocker arms, the Company expanded its product line to include lifters, pushrods, valves, valve springs, valve train stabilizers, throttle bodies, fuel rail kits and a variety of lubricants. The Company currently designs and manufactures a variety of branded and private label high performance engine valve train products and related components for automotive and marine original equipment manufacturers, or OEMs, and the related after-market. The Company also provides assembly services and sell products through its retail sales divisions, Scorpion Racing Products, with a corresponding e-commerce web site.

The Company has developed other manufacturing and service capabilities to enhance its automotive parts business which includes Anodize, its in-house anodizing services to produce high-end finished products for a variety of uses in the automotive and other industries.

The Company has also developed other manufacturing and service companies to augment its engine parts business which include Scorpion Medical Technologies, a medical device company which will manufacture non-FDA regulated components and assemblies for the medical industry; and World Waste Management, a composting and waste management machine company.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

Active Subsidiaries

Anodize, LLC - In January 2004, the Company acquired 100% of the ownership interests in Anodize, LLC, a Florida limited liability company, through which the Company offers private label anodizing services under the trade name “Anodize” as well as anodize its own products. On October 15, 2010, the Company converted this limited liability company into a corporation, Anodize, Inc

Scorpion Racing Products, Inc. — In June 2008, the Company reactivated Scorpion Racing, Inc. and changed its name to Scorpion Racing Products, Inc, to market and distribute its expanded line of related racing products including valves, pushrods, lifters and fuel rails.

Scorpion Medical Technologies, LLC - a Florida limited liability company formed in October 2008 and Scorpion Medical Technologies, Inc. a Florida corporation formed in August 2010. During the second quarter of 2010, the Company signed an agreement with a joint venture partner, Global-Med Technologies Group, Inc. (“GTG”) of Sarasota, Florida, to be the exclusive manufacturer of all medical products for GTG’s subsidiary companies. Through this joint venture, Scorpion Medical Technologies entities will provide design, prototyping, manufacturing, testing, clean room environment, quality control, distribution and inventory control services to produce medical components for GTG device companies.

Scorpion Real Estate Investments of Broward County, LLC (“SREIBC”) – a Florida limited liability company formed in June 2007 that holds title to the Company’s principle facility in Broward County, Florida located at 3000 S.W. 4th Avenue, Fort Lauderdale, Florida 33315.

Scorpion Real Estate Investments of Marion County, LLC (“SREIMC”) - a Florida limited liability company formed in June 2007 that holds title to the Company’s 10.5 acre expansion facility located at 5411 and 5417 N.W. 44th Avenue, Ocala, Florida 34482 (the “Ocala Plant”).

Scorpion Real Estate of Marion County, LLC (“SREMC”) – a Florida limited liability company formed in March 2010 in connection with the acquisition of the Company’s 11.73 acre property located at 5407 N.W. 44th Avenue, Ocala, Florida 34482 (the “Ocala Adjacent Property”) of which approximately 40,000 square feet are leased to an unrelated third party.

World Waste Management, LLC – a Florida limited liability company formed in 2006 which remained inactive until the second quarter of 2010 when the Company revived this subsidiary to redesign a concept product known as “Stable Mate”. The Stable Mate is an environmentally friendly industrial compacting machine that compresses and sanitarily bales manure using a process that management believes will allow the Company to convert organic product into an alternative fuel source.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

Inactive Subsidiaries

Scorpion Rockers, Inc. - a Florida corporation formed in 2001. This subsidiary is currently not operational and was incorporated for the purpose of reserving the corporate name and preventing competitors from incorporating in the state of Florida under similar “Scorpion” names.

Manure Packing Systems, LLC - a Florida limited liability company formed in February 2006. This subsidiary is currently not operational and management does not expect this subsidiary to become operational in the near future.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Scorpion Performance, Inc., and its wholly owned operating subsidiaries: Anodize, Inc.; Scorpion Racing Products, Inc.; Scorpion Medical Technologies, LLC; Scorpion Medical Technologies, Inc.; Scorpion Real Estate Investments of Broward County, LLC; Scorpion Real Estate Investments of Marion County, LLC; Scorpion Real Estate of Marion County, LLC; and World Waste Management, LLC. All significant intercompany balances and transactions have been eliminated in consolidation

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management has estimated the expected economic life and value of the Company’s manufacturing equipment, cost of maintenance of robotic equipment, economic benefit of R&D generated improvements in the Company’s manufacturing equipment and processes, its marketing initiatives ability to generate sufficient business to support expand production capacity, potential inventory requirements as well as obsolescence and its net operating loss for tax purposes. It is reasonably possible that these estimates will change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the period ended September 30, 2010 and December 31, 2009, the Company may have had cash deposits which exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions and has begun to spread its cash balances across several institutions, which the Company believes limits these risks.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, cash and cash equivalents included cash on hand and cash in the bank.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was approximately $0 and $1,025, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the FIFO method. To ensure inventories are carried at the lower of cost or market, the Company periodically evaluates the carrying value of its inventories. The Company also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends. As of September 30, 2010 and September 30, 2009, the Company did not have an allowance towards inventories.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of ASC Topic 605, “Revenue Recognition”, which states that revenue is realized or realizable and earned when all of the following four criteria are met:

1)	Persuasive evidence of an arrangement exists,
2)	Delivery has occurred or services have been rendered,
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.

The Company recognizes revenues when goods are shipped and services are performed.

Shipping and Handling

The Company provides a warranty and return policy permitting customers certain rights of return and replacement of products. Based on its experience, the Company recorded a reserve of $-0- as of the periods ended September 30, 2010 and September 30, 2009.

Shipping and handling billed to customers is classified as revenue and totaled $14,911 and $15,788 for the periods ended September 30, 2010 and September 30, 2009, respectively. Shipping and handling costs are expenses as incurred and are recorded as a component of costs of goods sold. Shipping and handling expenses were $12,376 and $13,104 as of the periods ended September 30, 2010 and September 30, 2009.

Advertising

Advertising costs are expensed as incurred and included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $148,881 and $230,796 at September 30, 2010 and September 30, 2009, respectively.

Research and Development

Costs are expensed as incurred. Research and development expense for September 30, 2010 and September 30, 2009 were $118,064 and $90,774, respectively.

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
September 30, 2010

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

Income Taxes

The Company uses the asset and liability method of accounting of income taxes pursuant to the provisions of FASB ASC 740 “Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The amount of unrecognized tax benefits as of September 30, 2010 and December 31, 2009, respectively, was $0. There have been no material changes in unrecognized tax benefits since December 31, 2009.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the applicable States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company is in compliance with the filing of federal and applicable state income tax returns for the years ended December 31, 2009 and prior. The Company’s tax years from 2004 and forward are subject to examination by the United States federal and applicable state tax authorities due to the carry forward of unutilized net operating losses. The Company is not currently under examination by any federal or state tax authorities.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited.

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of September 30, 2010 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at September 30, 2010, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended September 30, 2010. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

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

Segment Reporting

ASC Topic 280 (formerly SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”) requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company determined that did not have any separately reportable operating segments as of September 30, 2010 and December 31, 2009.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance. The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

Other ASUs not effective until after September 30, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 3 – INVENTORY

As of September 30, 2010 and December 31, 2009, inventory consisted of the following:

	September 30, 2010	December 31, 2009
Raw Materials	231,933	217,041
Work in Progress	431,009	372,700
Finished Goods	752,692	801,362
TOTAL	$1,415,634	$1,391,103

NOTE 4 – NOTES PAYABLE

As of September 30, 2010 and December 31, 2009, notes payable consisted of the following:

	September 30, 2010	December 31, 2009
Mortgage Payable – R. Walters	2,000,000	2,000,000
Stock Purchase Note	1,686,514	1,686,514
Capitalized Lease	213,950	282,727
Less Note payable - current portion	(505,337)	(505,337)
Note payable	$3,395,127	$3,463,900

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 4 – NOTES PAYABLE (Continued)

The Company will hold the Shares, representing approximately 27% of the issued and outstanding voting capital stock of the Company, in escrow until the Note is paid in full at which time, the Shares will be retired to the treasury of the Company. Until the Note is paid in full, the Company, or its designees, will control the voting rights of the Shares.

There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement. The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. In January 2009, the Company exercised its option to pay interest only. In the nine months ended September 30, 2010, the Company has made interest payments totaling $141,243.

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

On December 22, 2009, the Company acquired the Ocala Adjacent Property via seller financing of $2,000,000. As of September 30, 2010, the Company has received rental income in the amount of $137,737 and has made interest payments in the amount of $90,000.

Capitalized Lease

In January 2009, the Company executed two capital leases with Machinery Finance Resources, LLC. The terms of the lease agreement provide financing for the acquisition of $385,927 of manufacturing equipment for the Ocala facility. The leases have been accounted for as capital leases and provide for 60 monthly payments of $7,585 and bear interest at 6.9%. Amortization of assets under capitalized leases is included in depreciation expense. Interest incurred in the nine months ending September 30, 2010 is $15,105.53

NOTE 5 - EQUITY

Regulation S Offerings

For the nine months ended September 30, 2010, the Company raised a total of $1,706,205 of which $5,000 was generated through the sale of the Company’s common stock (discussed below) and $1,701,205 was generated through the sale of the Company’s Series A Preferred Stock (discussed below). No unit purchase options were sold by the Company during the nine months ended September 30, 2010. Commissions and finder’s fees were incurred on the above sales in the aggregate amount of $738,127. The foregoing sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The funds received have been used for operational purposes and equipment purchases.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 5 – EQUITY (Continued)

Common Stock

The Company’s articles of incorporation authorize its board to issue up to One Hundred Million (100,000,000) shares of common stock, par value $.0001. At September 30, 2010, the Company had issued and outstanding 36,162,418 shares of common stock of which, certificates for 11,000 shares have been authorized but not yet issued. Of the issued and outstanding common stock, 20,000,000 shares or 55% is owned or controlled by officers and directors. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. In the event of liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

Series A Preferred Stock

In April 2009, the Company initiated a private offering to existing shareholders of the Company of up to 1,500,000 shares of preferred stock designated as Series A 10% Preferred Stock (the “Series A Preferred Shares”) at a purchase price of $10.00 per share. Under the terms of the offering, for a period of two years, the Company will pay a 10% dividend on each share of Series A Preferred stock, payable at the option of the Company, in cash or shares of common stock. Each share of the Series A Preferred Stock carries 10 votes on matters submitted to shareholders for voting purposes and is convertible into 10 shares of the Company’s common stock subject to anti-dilution in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event, into a greater or lesser number of shares of common stock. As of September 30, 2010, there were 385,815 shares of Series A Preferred Stock issued and outstanding, of which certificates for 25,677 shares have been authorized but not yet issued. Shares of the Series A Preferred are convertible into 3,885,152 shares of common stock. As of September 30, 2010, no shares of Series A Preferred Stock have been converted.

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

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 5 – EQUITY (Continued)

The Series B Preferred Shares are not entitled to dividends or preference upon liquidation. On July 17, the Company authorized an amendment to the Certificate of Designations of the Company’s Series B Preferred stock to clarify transfer and conversion restrictions. Articles of Amendment to the Company’s Articles of Incorporation were filed on November 9, 2009. As amended, holders of the Series B Preferred Stock may convert shares to common stock of the Company only upon a change of control in the management and ownership of the Company. Further, holders of Series B Preferred Stock may only transfer the shares to immediate family members. As of September 30, 2010, no shares of Series B Preferred Stock have been issued.

NOTE 6 – LIQUIDITY

The Company’s primary sources of liquidity are the cash flow generated from operations and to a decreasing extent, the fund raising activities associated with selling common and preferred stock and unit purchase options to foreign investors. These sources of liquidity are needed to fund the Company’s debt service requirements, working capital requirements, capital expenditure requirements, and the remaining one-time costs associated with the completion of its facilities expansion in Ocala, Florida.

NOTE 7 – COMMITMENTS and CONTINGENCIES

Ocala Facility Construction

In 2008, the Company began building out a 36,000 sq ft production facility in Ocala Florida (the “Ocala Plant”) to expand its automotive and medical component manufacturing with an anticipated opening in early 2009 and budget of $2,000,000. As a result of unanticipated delays beyond the Company’s control, together with costs and a general freeze on credit and funding to fully fund construction during 2009, the Company revised its initial budget to $3.2 million and extended the move date to the third quarter of 2010. As of September 30 2010, the Company has spent approximately $3,075,607 for construction costs, permitting and new equipment purchases and although management anticipates staying within the Company’s revised budget, as a result of a substantial slow down in investor funding, management believes the Company is at 95% completion and has therefore pushed out the move-in date to the first quarter of 2011.

SEC Investigation

On September 23, 2010, the Company was notified by the Miami Regional Office of the Securities and Exchange Commission of an investigation, and received a subpoena from the SEC for certain documents in connection with possible violations of Sections 5(a), 5(c) and 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act by officers, directors, employees, partners, subsidiaries and/or affiliates and/or other persons or entities of the Company. The Company is cooperating with the SEC, but does not know when the inquiry and investigation will be resolved or what, if any, actions the SEC may require as part of that resolution. Any action by the SEC or other governmental agency could result in civil or criminal sanctions against the Company and/or certain of its current or former officers, directors and/or employees. The investigation is at a very early stage and, at this time, it is not possible to predict its outcome. Therefore, the Company has not accrued any charges related to this investigation.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 7 – COMMITMENTS and CONTINGENCIES (Continued)

Erroneous Internet Postings

Management became aware that one or more unknown persons are posting erroneous information about Scorpion and its subsidiaries. Some of these posts show up in blogs or in chat rooms on the Internet and infer that Scorpion or its subsidiaries are affiliated with an entity known as QT Globe and other companies and brokers who may be tied to securities scams. The Company is investigating legal action that it may take to protect the Company and its shareholders from untrue and erroneous information; however, management cannot predict with any certainty whether the Company will be successful in identifying and causing such parties to cease and desist and management cannot determine at this time the extent of damage to the Company’s reputation as a result of these erroneous postings. Even if the Company is successful in defending against these erroneous postings, it may incur substantial legal costs, may experience damage to its reputation which could harm its ability to retain current customers and attract new customers and adversely affect the sales of its products, any or all of which could adversely affect cash flow and operations. The investigation is at a very early stage and, at this time, it is not possible to predict its outcome. The Company has not accrued any charges related to this investigation.

Breach of Contract Claim

The Company has received notice of a claim from an unrelated party alleging ownership of 80,000 shares of the Company’s common stock pursuant to a 2004 agreement between said party and a former director of the Company, which shares are currently held in escrow by the Company pursuant to a May 2008 Stock Purchase Agreement between the Company and the former director. At this time, the Company is investigating the merits of the claim and cannot predict its outcome. The Company has not accrued any charges related to this investigation.

Securities Scam

The Company has become aware of a securities scam in which several of its shareholders have received unsolicited phone calls from callers that claim to be affiliated with one or more entities under the name “Sovereign” that are offering to buy shares of Scorpion stock at a premium in order to effect a hostile takeover of the Company. The shareholders that have been contacted have been asked to send their stock certificates and to wire cash equal to half of the amount promised by the caller to an offshore account which the caller promises will be reimbursed upon receipt of the stock certificates. Management of the Company is not aware of any attempted takeover, hostile or otherwise and believe the callers are perpetrating a scam based on reports from several shareholders that became suspicious when asked to wire money and send their certificates to Sovereign entities without verification of the legality of the Sovereign entities or proof of actual buyers or bonds. The Company has mailed and posted a notice to its shareholders on its website warning of this scam and is investigating action that it may take but cannot predict whether any action will be taken against these entities or persons responsible for the scam.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures in the consolidated financial statements.

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

          These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash; and (e) the outcome of investigations and litigation. Please refer to “Recent Developments” and “Liquidity and Capital Resources” under Part I, Item 2 along with “Legal Proceedings” under Part II, Item 1 and under “Risk Factors” under Part II Item 1A contained in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional discussion. Please also refer to our other filings with the SEC. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

Recent Developments

          ●         SEC Investigation. In September, we received notice from the SEC that it is conducting an investigation related to us, as well as a subpoena and request for documents. The Company has responded to the request for documents and intends to cooperate fully with the SEC regarding its inquiries. Management of the Company understands this investigation is a non-public, fact finding inquiry and management is not aware of any formal claims or charges made against the Company, its officers, directors, employees, partners, subsidiaries and/or affiliates and/or other persons or entities of the Company. At this time, we are not unable to predict the outcome of the investigation nor can we predict what consequences the investigation will have on the Company. Please see ““Legal Proceedings” under Part II, Item 1.

          ●         Erroneous Internet Postings. We have also become aware that one or more unknown persons are posting erroneous information about Scorpion and its subsidiaries. Some of these posts show up in blogs or in chat rooms on the Internet and infer that Scorpion or its subsidiaries are affiliated with companies and brokers who may be tied to securities scams. We are investigating legal action that we may take to protect the Company and its shareholders from negative and untrue information; however, we cannot predict whether we will be successful in identifying and causing such parties to cease and desist. Please see ““Legal Proceedings” under Part II, Item 1.

          ●         Securities Scam. We have become aware of a securities scam in which several of our shareholders have received unsolicited phone calls from callers that claim to be affiliated with one or more entities under the name “Sovereign” that are offering to buy shares of Scorpion stock at a premium in order to effect a hostile takeover of the Company. The shareholders that have been contacted have been asked to send their stock certificates and to wire cash equal to half of the amount promised by the caller to an offshore account which the caller promises will be reimbursed upon receipt of the stock certificates. We are not aware of any attempted takeover, hostile or otherwise and believe the callers are perpetrating a scam based on reports from several shareholders that became suspicious when asked to wire money and send their certificates to Sovereign entities without verification of the legality of the Sovereign entities or proof of actual buyers or bonds. We have mailed and posted a notice to our shareholders on our website warning of this scam. We are investigating action that we may take but cannot predict whether any action will be taken against these entities or persons responsible for the scam. Please see “Other Information” under Part II, Item 4.

          ●         Status of Form 15c211. We have been in discussions with a market maker to sponsor the Company in connection with filing a Form 15c211 to obtain a trading symbol; however, as of this Report, we have not finalized nor submitted an application. We fully intend to engage a market maker to file a Form 15c211 on our behalf upon resolution of the foregoing investigations; however, there can be no assurance that we will be able to retain a market maker or that a market will develop in the future or that our common stock will be accepted for inclusion on any organized trading market at any time in the future.

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

          Our R&D, precision manufacturing and assembly capabilities, anodizing and other services allow us to serve a broad range of non-automotive industries including medical, biofuel, marine, defense, aerospace and other precision manufacturing sectors. This has led us to develop other manufacturing and service companies to augment our engine parts business which include Scorpion Medical Technologies, a medical device company which will manufacture non-FDA regulated components and assemblies for the medical industry, and World Waste Management, LLC, a manure composting machine and waste management biofuel company as discussed below under “Subsidiaries”.

          We are still in the audit stage of obtaining ISO certification which will allow us to use our high-technology machines to manufacture a wider variety of FDA regulated medical devices and equipment in accordance with FDA requirements.

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

SUBSIDIARIES

          The Company’s wholly owned active subsidiaries are as follows:

          ●    Anodize, LLC - In January 2004, the Company acquired 100% of the ownership interests in Anodize, LLC, a Florida limited liability company. On October 15, 2010, we converted this limited liability company into a corporation, Anodize, Inc. Anodize provides anodizing services to the manufacturing division for both Scorpion branded and private label rocker arms. Anodize also provides anodizing services to third parties under the trade name “Anodize”.

          ●    Scorpion Racing Products, Inc. – a Florida corporation formed in 2001 as Scorpion Racing, Inc. which remained inactive until 2008 when we changed the name to Scorpion Racing Products and began marketing lifters, pushrods, springs and other automotive components.

          ●    Scorpion Medical Technologies, LLC - a Florida limited liability company formed in October 2008 and Scorpion Medical Technologies, Inc. a Florida corporation formed in August 2010. During the second quarter of 2010, we signed an agreement with a joint venture partner, Global-Med Technologies Group, Inc. (“GTG”) of Sarasota, Florida, to be the exclusive manufacturer of all medical products for GTG’s subsidiary companies. Through this joint venture, Scorpion Medical Technologies entities will provide design, prototyping, manufacturing, testing, clean room environment, quality control, distribution and inventory control services to produce medical components for GTG device companies. As of the date of this Report, we have provided design services for at least one product prototype.

          ●    Scorpion Real Estate Investments of Broward County, LLC (“SREIBC”) – a Florida limited liability company formed in June 2007 that holds title to the Company’s principle facility in Broward County, Florida located at 3000 S.W. 4th Avenue, Fort Lauderdale, Florida 33315.

          ●    Scorpion Real Estate Investments of Marion County, LLC - (“SREIMC”) - a Florida limited liability company formed in June 2007 that holds title to the Company’s 10.5 acre expansion facility located at 5411 and 5417 N.W. 44th Avenue, Ocala, Florida 34482 (the “Ocala Plant”).

          ●    Scorpion Real Estate of Marion County, LLC (“SREMC”) – a Florida limited liability company formed in March 2010 that holds title to the Company’s 11.73 acre property located at 5407 N.W. 44th Avenue, Ocala, Florida 34482 (the “Ocala Adjacent Property”) of which approximately 40,000 square feet are leased to an unrelated third party.

          ●    World Waste Management, LLC – a Florida limited liability company formed in 2006 which remained inactive until the second quarter of 2010 when we revived this subsidiary to redesign a concept product known as “Stable Mate”. The Stable Mate is an environmentally friendly industrial compacting machine that compresses and sanitarily bales manure using a process that we believe will allow us to convert organic product into an alternative fuel source. As of the date of this Report, have put development and testing on hold to focus on our facility relocation efforts.

          The following are inactive subsidiaries that currently conduct no business:

          ●    Scorpion Rockers, Inc.- a Florida corporation formed in 2001. This subsidiary is currently not operational and was incorporated for the purpose of reserving the corporate name and preventing competitors from incorporating in the state of Florida under similar “Scorpion” names.

          ●    Manure Packing Systems, LLC - a Florida limited liability company formed in February 2006. This subsidiary is currently not operational and we do not expect this subsidiary to become operational in the near future.

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

          In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance. The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

          Other ASUs not effective until after September 30, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

RESULTS OF OPERATIONS

          Our financial statements are consolidated to include the accounts of Scorpion Performance, Inc. and our active subsidiaries: Anodize, Inc.; Scorpion Racing Products, Inc.; Scorpion Medical Technologies, LLC; Scorpion Medical Technologies, Inc.; Scorpion Real Estate Investments of Broward County, LLC; Scorpion Real Estate Investments of Marion County, LLC; Scorpion Real Estate of Marion County, LLC; and World Waste Management, LLC.

          The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated unaudited financial statements for the nine months ended September 30, 2010 and audited financial statements for the year ended December 31, 2009. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009

NET INCOME

          Net revenue for the three months ended September 30, 2010 was $1,046,556 an increase of $368,989 or 54%, compared to net revenue of $677,567 for the three months ended September 30, 2009. The increase in net revenue was primarily due to an increase in demand for private label products and other anodizing services consisting of marine parts, racing bicycle parts and light fixtures.

NET REVENUE BY SOURCE

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Change From Prior Period

PRODUCTS
Scorpion Brand Rocker Arms	$237,691	23%	$212,615	31%	$25,076	12%
Private Label Rocker Arms	679,942	65%	363,834	54%	316,108	87%
Lifters, Pushrods, Springs	42,737	4%	30,782	5%	11,955	39%

Total Products	$960,370	92%	$607,231	90%	$353,139	58%

SERVICES
Anodizing:
Medical Components	$58,280	6%	$55,516	8%	$2,764	5%
Other	27,906	3%	14,820	2%	13,087	88%

Total Services	$86,186	8%	$70,336	10%	$15,851	23%

NET REVENUE	$1,046,556	100%	$677,567	100%	$368,990	81%

          Cost of sales for the three months ended September 30, 2010 was $585,124 an increase of $206, or 54% compared to cost of sales of $378,991 for the three months ended September 30, 2009. The increase was due to increased sales volume. Gross profit for the three months ended September 30, 2010 was $461,432 an increase of $162,856 or 55%, compared to gross profit of $298,576 for the three months ended September 30, 2009.

          Total operating expenses for the three months ended September 30, 2010 were $506,086 a decrease of $103,555 or 17% as compared to total expenses of $609,640 for the year ended September 30, 2009 as follows:

•	Selling and marketing expenses decreased $40,081 or 33% as compared to $121,276 for the three months ended September 30, 2009 due to the non-renewal of advertising contracts.

•	Research and development expenses increased $10,501 or 35% due primarily to the development and implementation of a new quality management system for our ISO certification.

•	Salaries and benefits expense increased $29,620 or 23% due to hiring additional employees up from 37 as of the third quarter of 2009 to 58 as of the current third quarter.

•

Although we realized a $7,047 increase in worker compensation and liability insurance for new hires for our Fort Lauderdale and Ocala Plant facilities, general and administrative expense decreased $103,593 or 31% as a result of:

	o	an $8,095 decrease in auto expenses and fuel costs and maintenance due as a result of not sending the Company’s 18 wheel tractor/trailer all sponsored events and races.

	o	a $6,243 decrease in utilities due to more efficient use of machinery;;

	o	a $4,600 decrease in equipment repairs and maintenance as a result of repairs done in earlier periods; and

	o	a $41,045 decrease in professional fees and rent paid for a storage facility in Ocala.

          Other Income (Expense) for the three months ended September 30, 2010 was ($35,893) an increase of $3,855 or 12% as compared to other income of ($32,038) for the three months ended September 30, 2009. The increase was due primarily to rental income of $38,386 offset by $74,290 in interest expense related to our Ocala Adjacent Property.

          We realized a net loss of $(80,547) for the three months ended September 30, 2010 as compared to a net loss of $(343,102) for the three months ended September 30, 2009.

Results of Operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

NET INCOME

          Net revenue for the nine months ended September 30, 2010 was $3,473,165, an increase of $1,261,625 or 57%, as compared to net revenue of $2,211,540 for the nine months ended September 30, 2009. As discussed under the results of operations for the three months ended September 30, 2010 the increase in net revenue was due to an increase in demand for private label products and other anodizing services.

NET REVENUE BY SOURCE

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009		Change From Prior Period

PRODUCTS
Scorpion Brand Rocker Arms	$877,627	25%	$684,909	31%	$192,718	28%
Private Label Rocker Arms	2,106,684	61%	1,150,753	52%	955,931	83%
Lifters, Pushrods, Springs	198,954	6%	143,791	7%	55,163	38%

Total Products	$3,183,265	92%	$1,979,453	90%	$1,203,812	61%

SERVICES
Anodizing:
Medical Components	$163,475	5%	$169,131	8%	$-5,656	-3%
Other	126,425	4%	62,956	3%	63,469	101%

Total Services	$289,900	8%	$232,087	10%	$57,813	25%

NET REVENUE	$3,473,165	100%	$2,211,540	100%	$1,261,625	57%

          Cost of sales, for the nine months ended September 30, 2010 was $2,005,533, an increase of $628,953 or 46% compared to cost of sales of $1,376,579 for the nine months ended September 30, 2009. As a result of increased sales volume our gross profit for the nine months ended September 30, 2010 was $1,467,632 an increase of $632,672 or 76%, compared to gross profit of $834,961 for the nine months ended September 30, 2009.

          Total operating expenses for the nine months ended September 30, 2010 were $1,992,754, an increase of $58,823 or 3% as compared to total operating expenses of $1,933,931 for the nine months ended September 30, 2009. The change is primarily a result of the following:

•	Selling and marketing expenses decreased $99,934 or 25% due to cutbacks and reduction in advertising expenditures during the second and third quarter of 2010.

•

Research and development expenses increased $27,290 or 30% due to due to the development of a new robotic cell during the first quarter of 2010 and the development and implementation of a new quality management system for our ISO certification during the second quarter of 2010.

•	Salaries and benefits expense increased $47,792 or 13% primarily as a result of a reclassification implemented during 2009 and hiring of additional employees for our Fort Lauderdale and Ocala Plant.

•

We realized a $92,948 decrease in professional fees due to reduced contractual matters and a $35,013 decrease in rent due to our December 2009 purchase of the Ocala Adjacent Property which we formerly leased as a warehouse to store inventory and equipment. These decreases were offset by increases to general and administrative expense which increased $83,676 or 8% primarily due to the following:

	o	a $17,809 increase in auto expenses due to moving supplies and equipment between our Fort Lauderdale and Ocala Plant during 2009 and the first two quarters of 2010;

	o	a $40,349 increase in utilities as a result of increased rates and usage for operating both our primary facility in Fort Lauderdale and our Ocala Plant;

	o	a $29,637 increase in property taxes as a result of our purchase of the Ocala Adjacent Property in December 2009; and

	o	a $23,433 increase in insurance primarily due to increases in worker compensation and liability insurance for new hires.

          Other Income (Expense) for the nine months ended September 30 2010 was ($100,030) a decrease of $4,752 or 5% as compared to other income of ($104,783) for the nine months ended September 30, 2009. The decrease is primarily the result of $15,000 in lawsuit settlements during the second quarter of 2009 and a $253,800 increase in interest expense primarily related to a note held by a former director (see discussion under “Material Commitments”) and our December 2009 purchase of the Ocala Adjacent. Decreases to Other Income (Expenses) were offset by $137,737 of rental income from the Ocala Adjacent Property.

          We realized a net loss of $625,151 for the nine months ended September 30, 2010 as compared to a net loss of $1,203,753 for the six months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 2010, we had an accumulated deficit of $(11,915,276) as compared to $(11,290,125) for the year ended December 31, 2009. As of September 30, 2010, we had cash and cash equivalents of $106,158, an increase of $92,634 or 685% as compared to the year ended December 31, 2009. The increase in cash during the third quarter of 2010 was due primarily to proceeds from the sale of our Series A 10% Convertible Preferred stock to existing shareholders and rental income from the Ocala Adjacent Property.

          Our primary sources of cash during our last two fiscal years have been Scorpion branded and private label product sales, anodizing services and the sale of our equity securities. Our cash flows from operations are derived primarily from the manufacture and distribution of high performance auto parts, particularly rocker arms which account for 87% of product sold. Cash flows from our anodizing services are dependent upon the revenue generated from third party customers. Anodizing services are primarily a component of our rocker arm manufacturing process which other manufacturers utilize from time to time for both automotive applications as well as non-automotive applications including medical components and equipment.

          We sell shares of our common stock, unit purchase options and shares of our Series A 10% Convertible Preferred stock to non-US resident investors in offerings intended to meet the exemptions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). For the nine months ended September 30, 2010, we have received $5,000 in funded subscriptions from the sale of our common stock and $1,701,205 in proceeds from the sale of our Series A 10% Convertible Preferred stock, less aggregate selling expenses of $738,127 for net proceeds of $968,078. We have sold no unit purchase options during the first three quarters of 2010. Since we began our Regulation S offering in 2004 and through September 30, 2010, we have raised gross proceeds from the sale of our common stock, unit purchase options and Series A 10% Convertible Preferred stock of $27,583,620, $8,863,656, and $3,858,152 respectively, less aggregate selling expenses of $18,232,173 for aggregate net proceeds of $22,073,630.

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

Cash Flows for the Nine Months September 30, 2010

Cash Flows from Operating Activities

          Operating activities used net cash for the nine months ended September 30, 2010 of $254,875. Net cash used reflects an adjusted net loss for the year ended of approximately $85,867 as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization.

          Net cash used also reflects $169,009 of cash used to support net changes in working capital items, which included:

•	a $241,627 increase in accounts receivable as a result of increased sales;

•	a $24,531 increase in inventory costs; and

•	an $84,416 decrease in accounts payable and accrued expenses as a result of satisfying vendor liabilities from the increase in sales.

          Cash Flows used in Investing Activities

          Our investing activities used $546,796 in net cash during the nine months ended September 30, 2010. Net cash used is composed entirely of capital expenditures for equipment and outfitting our Ocala Plant.

Cash Flows from Financing Activities

          Our financing activities provided net cash of $894,305 for the nine months ended September 30, 2010. We raised approximately $1,701,205 through the sale of our Series A 10% Convertible Preferred stock and $5,000 the through sale of our common stock net of $738,127 in issuance costs. We also repaid $68,773 in principal on notes payable on equipment.

Financial Position

          Our total assets increased $353,570 or 3% to $12,146,487 as of September 30, 2010 as compared to $11,792,917 as of December 31, 2009 primarily as a result of a net increase in total current assets. The increase in total current assets was primarily associated with a $92,634 increase in cash since December 31, 2009 and a $241,627 or 91% increase in accounts receivable, the majority of which was paid in September 2010

Material Commitments

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

          The Company may also extend the due date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018. Under the terms of the Mortgage and Security Agreement executed on May 2, 2008, the Company retains the rights to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice. As of September 30, 2010, we owe $1,686,514 on the Note and have made interest payments totaling $141,243.

          In 2008, we began building out our Ocala Plant, a 36,000 sq ft production facility in Ocala Florida to expand our automotive and medical component manufacturing which we initially forecast opening in early 2009 and budgeted at a build out cost of $2,000,000. We have had to delay the opening of the Ocala Plant due to construction, zoning, permitting, and other delays beyond our control, together with costs and a general freeze on credit and funding to fully fund construction during 2009. We revised our initial budget to $3.2 million and extended the move date to the third quarter of 2010 to reflect these delays and unanticipated costs. As of September 30 2010, we have spent approximately $3,075,607 for construction costs, permitting and new equipment purchases and although we anticipated staying within our revised budget, due to a substantial slow down in investor funding we believe we are at 95% completion and have therefore pushed out our move in date to the first quarter of 2011. In spite of lower than anticipated investment activities during the nine months ended September 30, 2010, we believe that we will have enough cash on hand from our investment activities and operations to finance additional expenditures and do not believe that prolonged problems or delays will threaten the commercial viability of the Ocala facility; however, we may not have anticipated all the logistical impediments and obstacles and may incur further unanticipated delays and additional costs which could adversely affect available cash.

          On December 22, 2009 we acquired our Ocala Adjacent Property via seller financing of $2,000,000. As of September 30, 2010, we have received rental income in the amount of $137,737 and have made interest payments in the amount of $90,000.

          We had no outstanding purchase commitments to purchase raw materials as of September 30, 2010.

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

          As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of Robert Stopanio, our President and Principal Executive Officer and Karen Rodgers, our Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon their evaluation, Robert Stopanio and Karen Rodgers, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

          As of September 30, 2010, and as of the date of this Report, our board of directors does not currently have any independent members; furthermore, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

          Changes in Internal Control Over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. As of September 30, 2010, we are currently not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business except as follows:

          •          SEC Investigation. On September 23, 2010, the Company received notice from the Miami Regional Office of the SEC of an investigation along with a subpoena from the SEC requesting certain documents in connection with possible violations of Sections 5(a), 5(c) and 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act by officers, directors, employees, partners, subsidiaries and/or affiliates and/or other persons or entities of the Company. The Company has responded to the request for documents and intends to cooperate fully with the SEC regarding its inquiries. Management of the Company understands this investigation is a non-public, fact finding inquiry and management is not aware of any formal claims or charges made against the Company, its officers, directors, employees, partners, subsidiaries and/or affiliates and/or other persons or entities of the Company. At this time, we are not able to predict the outcome of the investigation nor can predict what consequences the investigation will have on the Company. Management believes that the matters subject to the subpoena have been previously disclosed in the all of the Company’s filings with the SEC and that the Company is in compliance with all regulations that materially affect the Company; however, there can be no guarantee that this is the case or that the SEC investigation will be resolved to the SEC’s satisfaction or that we or our officers, directors, employees, partners, subsidiaries or affiliates will not incur significant legal and other defense costs, damage or settlement payments, regulatory fines, or limitations or prohibitions relating to our activities, any of which could harm our reputation, delay the timing of obtaining a trading symbol and materially, adversely affect our financial position, results of operations or cash flows.

          •          Erroneous Internet Postings. We became aware that one or more unknown persons are posting erroneous information about Scorpion and its subsidiaries. Some of these posts show up in blogs or in chat rooms on the Internet and infer that Scorpion or its subsidiaries are affiliated with an entity known as QT Globe and other companies and brokers who may be tied to securities scams. We are investigating legal action that we may take to protect the Company and its shareholders from untrue and erroneous information; however, we cannot predict with any certainty whether we will be successful in identifying and causing such parties to cease and desist and we cannot determine at this time the extent of damage to our reputation as a result of these erroneous postings. Even if we are successful in defending against these erroneous postings, we may incur substantial legal costs, may experience damage to our reputation which could harm our ability to retain current customers and attract new customers and adversely affect the sales of our products, any or all of which could adversely affect our cash flow and operations.

          •          Breach of Contract Claim. The Company has received notice of a claim from an unrelated party alleging ownership of 80,000 shares of the Company’s common stock pursuant to a 2004 agreement between said party and a former director of the Company, which shares are currently held in escrow by the Company pursuant to a May 2008 Stock Purchase Agreement between the Company and the former director (see discussion under “Material Commitments” in Part I, Item 2). At this time, the Company is investigating the merits of the claim and cannot opine as to the likelihood or outcome of any threatened litigation or whether such litigation would result in costs or payouts that could have a material adverse effect on our cash flow and financial condition.

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

          To facilitate anticipated growth from the automotive and medical component industry, in July 2007 we purchased a 36,000 square foot single story building on 10.5 acres in Ocala, Florida and in 2008 began refurbishing the existing building with the intention of moving most of our manufacturing operations from Fort Lauderdale to Ocala by the first quarter of 2007. We initially budgeted $2 million for the refurbishment and relocation; however, we have had to revise our budget and extend our move in date as a result of unforeseen delays with permitting, zoning and a pending road widening project by Marion County. We experienced further setbacks during 2009 due to restrictions on cash and a general freeze on credit and funding to fully fund construction during 2009. We have revised our initial budget to $3.2 million and extended the move date to the third quarter of 2010 to reflect these delays and unanticipated costs. As of September 30 2010, we have spent approximately $3,075,607 for construction costs, permitting and new equipment purchases and although we anticipated staying within our revised budget due to a substantial slow down in investor funding we believe we are at 95% completion and have therefore pushed out our move-in date to the first quarter of 2011. In spite of lower than anticipated investment activities during the nine months ended September 30, 2010, we believe that we will have enough cash on hand from our investment activities and operations to finance additional expenditures and do not believe that prolonged problems or delays will threaten the commercial viability of the Ocala facility; however, we may not have anticipated all the logistical impediments and obstacles and may incur further unanticipated delays and additional costs which could adversely affect available cash.

          OUR INVESTMENT ACTIVITIES ARE GOVERNED BY THE SEC AND OTHER US AND FOREIGN GOVERNMENT AGENCIES AND A DISCIPLINARY OR CIVIL ACTION THAT OCCURS AS A RESULT OF AN ACTUAL OR ALLEGED VIOLATION OF ANY RULES OR REGULATIONS TO WHICH WE ARE SUBJECT COULD HARM OUR BUSINESS.

On September 23, 2010, the Company was notified by the Miami Regional Office of the Securities and Exchange Commission of an investigation, and received a subpoena from the SEC for certain documents in connection with possible violations of Sections 5(a), 5(c) and 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act by officers, directors, employees, partners, subsidiaries and/or affiliates and/or other persons or entities of the Company. The Company is working diligently to supply the requested documents and intends to cooperate fully with the SEC regarding the document request and its inquiries. No formal claims or charges have been made against the Company or any of its subsidiaries in connection with any of the above inquiries. Management of the Company understands this investigation is a non-public, fact finding inquiry. Management believes that the matters that are subject to the subpoena have been previously disclosed in the all of the Company’s filings with the SEC and that the Company is in compliance with all regulations that materially affect the Company; however, there can be no guarantee that this is the case or that the SEC investigation will be resolved to the SEC’s satisfaction or that we or our officers, directors, employees, partners, subsidiaries or affiliates will not incur significant legal and other defense costs, damage or settlement payments, regulatory fines, other contingent liabilities or limitations or prohibitions relating to our activities, any of which could harm our reputation, delay the timing of obtaining a trading symbol and materially, adversely affect our financial position, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the three months ended September 30, 2010, we raised a total of $308,500 all of which was generated from the sale of 30,850 shares of Series A 10% Convertible Preferred stock to foreign investors at a price of $10.00 per share. We incurred commissions and finder’s fees on the above third quarter sales in the aggregate amount of $100,069. The foregoing sales were made to existing shareholders in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. The shareholders have received information concerning the Company and have the opportunity to ask questions about the Company. There were no issuances to stockholders residing in the United States.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.	OTHER INFORMATION

          (a)          We have become aware of a securities scam in which several of our shareholders have received unsolicited phone calls from callers that claim to be affiliated with one or more entities under the name “Sovereign” that are offering to buy shares of Scorpion stock at a premium in order to effect a hostile takeover of the Company. The shareholders that have been contacted have been asked to send their stock certificates and to wire cash equal to half of the amount promised by the caller which must be paid up front before moving forward with the proposed sale. We believe these offers to buy shares of our common stock are fraudulent based on reports from several shareholders that became suspicious when asked to wire money and send their certificates to Sovereign entities without verification of the legality of the Sovereign entities, proof of actual buyers or bonds, and verification that certain brokers named in the Sovereign documents and for which links to FINRA Broker Check were provided, were in fact, not parties to the transactions nor aware of Sovereign’s use of their names. We believe and that such callers will not honor the sales once they receive their substantial up-front costs. We have mailed and posted a notice to our shareholders on our website warning of this scam. We are investigating action that we may take but cannot predict whether any action will be taken against these entities or persons responsible for the scam. We urge every investor in the Company to be wary of any unsolicited advice or offers to sell or buy securities and to consult with his or her own legal or accounting counsel before signing any unsolicited purchase agreements they may receive.

          (b)          There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 5.	EXHIBITS

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company
32.1	Section 1350 Certification of Principal Executive Officer of the Company
32.2	Section 1350 Certification of Principal Financial Officer of the Company
99.1	Notice to Shareholders dated October 21, 2010

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010	SCORPION PERFORMANCE, INC.

/s/ Robert Stopanio
Robert Stopanio
President and Principal Executive Officer

          In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stopanio
Robert Stopanio	President and Principal Executive Officer	November 15, 2010

/s/ Karen Rodgers
Karen Rodgers	Controller and Principal Financial Officer	November 15, 2010