Form 10-K
period 2010-12-30
SCORPION PERFORMANCE, INC.
filed 2011-07-22
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Scorpion Performance, Inc.
(Exact name of registrant as specified in its charter)

Florida	000-52859	65-0979606
(State or Other Jurisdiction of Incorporation)	(Commission File Number	(I.R.S. Employer Identification No.)

5817 NW 44th Avenue, Ocala, FL 34482
(Address of Principal Executive Office) (Zip Code)

(352) 512-0800
(Registrant’s telephone number, including area code)

3000 SW 4th Avenue, Fort Lauderdale, Florida 33315
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 36,162,418 common shares outstanding at June 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements that relate to future events or our future financial performance. Any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms.

Forward-looking statements include, but are not limited to, statements regarding:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations;

•	whether we are able to manage our planned growth efficiently and operate profitably;

•	the outcome of pending or threatened litigation or investigations;

•	general economic conditions, either nationally or in our market areas;

•	adverse changes in the securities and national and local real estate markets (including real estate values); and

•	our ability to raise additional and sufficient capital and successfully fulfill our cash requirements.

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Report or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under “Risk Factors” and elsewhere in this Report. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1.	BUSINESS

THE COMPANY

          Scorpion Performance, Inc. (the “Company”) is a full service designer and manufacturer of branded and private label high performance automotive parts and components using a wide range of precision and robotic manufacturing technologies to produce a variety of branded and private label high performance automotive products and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket. We also provide in-house anodizing services to produce high-end finished products for a variety of uses in the automotive as well as medical and photographic imaging industries.

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

          In addition to our core automotive products categories, we also manufacture non-FDA regulated components and assemblies for the medical industry. We are still in the audit stage of obtaining ISO certification that we expect to finalize now that our Ocala facility is operational. We believe that upon approval, we will be able to manufacture implantable FDA regulated medical devices and equipment in accordance with FDA requirements and use our high performance technologies to manufacture a wider variety of medical devices and components.

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

          Effective March 7, 2011, we relocated our principal office from 3000 SW 4th Avenue, Fort Lauderdale, Florida 33315 to 5817 NW 44th Avenue, Ocala, FL 34482. Our new phone number is (352) 512-0800; our new fax number is (352) 512-0801. Our primary website is www.scorpionperformance.com. We maintain two additional websites for sales and marketing that are www.scorpionracingproducts.com for marketing and distribution of products through our subsidiary Scorpion Racing Products; and www.scorpionracingproductstv.com that provides video marketing of our products. The information contained on our websites is not part of our reports with the Securities and Exchange Commission and is not incorporated by reference into this Report.

SUBSIDIARIES

          Our active subsidiaries are as follows:

•

Anodize, Inc. f/k/a Anodize, LLC - In January 2004, the Company acquired 100% of the ownership interests in Anodize, LLC, a Florida limited liability company, through which the Company offers private label anodizing services under the trade name “Anodize” as well as anodize its own products. This subsidiary was converted into a corporation on October 15, 2010.

•

Scorpion Racing Products, Inc. – a Florida corporation formed in 2001 as Scorpion Racing, Inc., which remained inactive until 2008 when we changed the name to Scorpion Racing Products. We currently market and sell our automotive parts, including rockers, lifters, pushrods, springs and other automotive components through Scorpion Racing.

•

Scorpion Medical Technologies, LLC - a Florida limited liability company formed in October 2008 and Scorpion Medical, Inc. f/k/a Scorpion Medical Technologies, Inc. a Florida corporation formed in August 2010. During the second quarter of 2010, we signed an agreement with a joint venture partner, Global-Med Technologies Group, Inc. (“GTG”) of Sarasota, Florida, to be the exclusive manufacturer of all medical products for GTG’s subsidiary companies. Through this joint venture, Scorpion Medical Technologies entities will provide design, prototyping, manufacturing, testing, clean room environment, quality control, distribution and inventory control services to produce medical components for GTG device companies.

•

World Waste Management, LLC – a Florida limited liability company formed in 2006 that remained inactive until the second quarter of 2010 when we revived this subsidiary to redesign a concept product known as “Stable Mate”. The Stable Mate is an environmentally friendly industrial compacting machine that compresses and sanitarily bales manure using a process that we believe will allow us to convert organic product into an alternative fuel source.

•

Scorpion Real Estate Investments of Broward County, LLC (“SREIBC”) – a Florida limited liability company formed in June 2007 that holds title to the Company’s former facility in Broward County, Florida located at 3000 S.W. 4th Avenue, Fort Lauderdale, Florida 33315.

•

Scorpion Real Estate Investments of Marion County, LLC - (“SREIMC”) - a Florida limited liability company formed in June 2007 that holds title to the Company’s 10.5 acre primary facility located at 5811 and 5817 N.W. 44th Avenue, Ocala, Florida 34482 (the “Ocala Plant”) and the 11.73 acre property located at 5407 N.W. 44th Avenue, Ocala, Florida 34482 (the “Ocala Adjacent Property”) of which approximately 40,000 square feet are currently leased to an unrelated third party.

The following are inactive subsidiaries that currently conduct no business:

•

Scorpion Rockers, Inc. - a Florida corporation formed in 2001. This subsidiary is currently not operational and was incorporated for the purpose of reserving the corporate name and preventing competitors from incorporating in the state of Florida under similar “Scorpion” names.

•

Manure Packing Systems, LLC - a Florida limited liability company formed in February 2006. This subsidiary is currently not operational and we do not expect this subsidiary to become operational in the near future.

•	Scorpion Real Estate of Marion County, LLC – a Florida limited liability company formed in March 2010 in connection with the acquisition of the Ocala Adjacent Facility.

SUMMARY FINANCIAL INFORMATION

          The following table shows summarized historical consolidated financial data for the Company and is derived from our audited financial statements attached to this Report. This information is only a summary. You should read it in conjunction with our consolidated financial statements, related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this Report.

	Year Ended December 31, 2010	Year Ended December 31, 2009 (as restated)
Sales	$4,212,568	$2,713,233
Freight Income	25,968	16,579
Refunds and Allowances	(9,703)	(6,013)
Net Revenue	4,228,833	2,723,799
Operating Costs and Expenses:
Cost of Sales and Services	(3,352,707)	(2,780,558)
Operating Expenses	(3,890,485)	(1,633,694)
Operating Loss	(3,014,359)	(1,690,453)

Current Assets	2,433,448	1,461,183
Property and Equipment	8,175,661	10,086,414
Other Assets	8,869	—

Net Loss	$(3,284,159)	$(1,880,220)

PRODUCTS

Rocker Arms

          A rocker arm is a pivoted lever used in an internal combustion engine to transfer the motion of the camshaft or pushrod to the valve stem that opens and closes the valves that let the air/fuel mixture into an engine and the exhaust gases out of the engine. The difference between a performance rocker arm and a standard rocker arm is the ability to improve valve timing that can have a great impact on an engine’s performance at different speeds. With a performance rocker arm, the exhaust and intake cycles overlap creating faster air/fuel movement and as a result, a faster, more efficient engine. We sell our rocker arms wholesale from $92 to $561 per set depending on whether our customer is ordering Scorpion branded rocker arms ($92 to $393 per set) or custom private label rocker arms ($149 to $290 per set) with discounts given on bulk order size. Our master warehouse distributors generally purchase in bulk orders of no less than 1,000 sets per year. Our mid-sized warehouse distributors generally purchase in lots of 200 to 500 sets per year.

          Rocker arms are sold through Scorpion Racing Products. Scorpion brand rocker arms generated 36% and 35% of total net revenue for the years ended December 31, 2010 and 2009. We also produce private label products, which are sold under the name or brand of the retailer or wholesaler. Private label rocker arms generated 49% and 52% of total net revenue for the years ended December 31, 2010 and 2009, respectively.

Other Racing Products

          In addition to rocker arms, we design and manufacture related internal engine parts and assemblies including lifters, push rods, valves, valve springs and fuel rails that are sold through Scorpion Racing Products. Sales of related auto components generated 6% and less than 1% of total revenue for the years ended December 31, 2010 and 2009, respectively.

Medical Components

          In addition to our core automotive products categories, we manufacture components and assemblies for the medical industry including handles for reusable obturators which are generally components of a surgical instrument assembly used for a variety of functions including puncturing tissue to gain access to a surgical site, clearing blocked tracheal passages or inserting catheters. Sales of medical components through Scorpion Medical generated less than 1% of total revenue for the years ended December 31, 2010 and 2009.

SERVICES

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

          We market and sell our anodizing services through Scorpion Anodize. Anodizing orders from external customers generated 6% and 7% of total revenue for the periods ended December 31, 2010 and December 31, 2009, respectively.

Robotics/Engineering

          We offer engineering services under the trade name “Robotics” using a wide range of precision machining technologies to meet an extensive range of customer specifications for custom ordered products. These services are currently offered as support services to our private label wholesalers and retailers and any revenue generated is nominal (less than 1%).

EQUIPMENT AND MACHINES

          We manufacture our products using what we believe to be state of the art lathes, grinders, hydraulic “tombstone” fixtures and related machines. We operate on the belief that machine tool development is continuously undergoing rapid technological innovation and place a great deal of emphasis on reverse engineering, which involves disassembling a machine to learn how it was built and how it works. Upon purchase or acquisition of a new machine, our engineers make modifications to further improve its productivity. To the extent possible, we integrate computer-controlled robotics into the manufacturing process. We spent $42,395 and $118,318 during periods ended December 31, 2010 and 2009, respectively, on research and development of our reverse engineering processes.

          We estimate that the expected “life” of a new machine is seven years and depreciate our key equipment over a seven-year period on the assumption that more efficient productivity will justify investing in the newest models. The Company then either retains the machines for parts or sells off the machines to recoup, on average, 15% of the original costs of the machines.

RAW MATERIALS AND INVENTORY

          Our principal raw materials are aluminum extrusion and specialty steel, which along with labor and allocated overhead represent the largest components of our production costs. We purchased approximately $128,297 of steel in 2010 representing 5% of our total cost of goods sold as compared to $42,986 of steel in 2009 that represented 2.5% of our total cost of goods sold. We purchased approximately $394,138 of aluminum in 2010 representing 15.6% of our total cost of goods sold as compared to $133,436 of aluminum in 2009 that represented 7.7% of our total cost of goods sold.

          We have been able to rely on stockpiled inventory and when needed, we purchase raw material from a pool of 19 suppliers. For the year ended December 31, 2010, the Company had one supplier that accounted for over 10% of our raw materials purchased. For the year ended December 31, 2009, no single supplier accounted for over 10% of raw materials purchased.

Table of Suppliers Representing over 10% of our Raw Materials Purchased

	2010	2009
Crown Extrusions	15%	7%

          We have maintained strong relationships with our suppliers and expect that these relationships will continue into the foreseeable future. We have historically manufactured products just in time to minimize inventory storage, processing times and backlog. We continue to retain 40% in inventory and order approximately 60% of our raw aluminum and steel just in time for use in production. Sub-assembly parts are completed just in time for use in finished goods, and finished goods are completed just in time to be shipped to customers as they are produced.

DISTRIBUTION/CUSTOMERS

          We sell our products wholesale to over 115 distributors and directly to OEM customers. For the year ended December 31, 2010, the Company had three customers that accounted for a significant portion of its revenues through Scorpion Racing and in the aggregate accounted for over 47% of our annual revenue during 2010. Our largest customer accounted for 19% of our annual revenue during 2010. Our next two top customers accounted for 18% and 10%, respectively. Financial information about our significant customers is included in Note 4 to our consolidated financial statements included in this Report. All of our orders are open purchase orders from distributors most of which we have established long-term relationships and, generally, are processed, manufactured and delivered to the distributor within 10-12 days of receipt of the purchase order. We deliver or ship finished products directly to OEM customers. Our products are also distributed to aftermarket customers through a network of warehouse auto parts distributors. While the automotive and parts industry and the overall U.S. and global economies have experienced substantial declines resulting in decreased demand for products, we have observed a thinning of the number of distributors and consolidation in the industry that we believe will work to our advantage. Distributors and OEMs are in a position to demand quality, price/cost competiveness, higher product performance, reliability, timeliness of delivery, new product and technology, flexibility and customer service, all of which we pride our Company on delivering consistently.

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

          Expansion of Manufacturing Capabilities for the Medical Components Industry - In connection with expansion of our manufacturing capabilities for the medical component industry, we are in the audit stage of obtaining ISO certification for a dedicated portion of the Ocala facility to meet the requirements of the medical device industry that addresses most FDA requirements. Now that our Ocala facility is operational, we expect to finalize the application and believe that ISO certification will allow us to aggressively pursue business in the medical industry and improve our business processes and product quality. We also believe having ISO certification will allow us to expand into global markets as ISO standards are required in many countries.

          Competitor Attrition - During 2009 and through the first part of 2010, several of our competitors, large and small, filed for bankruptcy or significantly curtailed production due to an inability to access needed capital and credit to maintain operations. As a result, we have acquired many of our former competitor’s customers including GM Performance, Ford Racing and Mercury Marine, which has resulted in an increase in orders and revenue during the first quarter of 2010.

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

SALES AND MARKETING

          Beginning in 2009, we focused on sales and marketing of our automotive products through Scorpion Racing Products and opened a sales office in Daytona Beach, Florida. During 2010, we spent $206,657 on advertising and $97,496 in connection with the Daytona Beach sales office that is currently staffed with three full-time sales representatives.

          We believe that the quality, performance features, and low costs of our products attract end users, distributors and OEM customers to our products and that a properly serviced and satisfied customer will ultimately provide the best opportunity for market expansion and attracting new customers. The principal end user of our automotive products is the racing and car buff enthusiast. During 2010, we emphasized the high performance features of our products as well as our affinity with the racing culture through the following:

          Print Advertising - We advertise our products in a variety of U.S. and international trade publications, including Performance Racing Industry Magazine, Circle Track, and Engine Builder Magazine.

          Online Advertising – In addition to print advertising in trade magazines, we advertise on those magazines’ websites. We also maintain three websites to promote the Company and our products and services:

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

          We also advertise on PowerTV online network at http://powertvmedia.com.

          Event Marketing; Racing Sponsorships - –We have participated as a sponsor a variety of racing events including the NMCA/Edelbrock Drag Racing Pro Street Class, the International Motor Contest Association, the Champion Racing Series, the ASA Midwest Stock Car Series, and the Contingency Collection. During 2010, we sponsored racecar driver Jim Blair.

          Trade Shows - We maintain a strong presence at national tradeshows such as the Performance Racing Industry Trade Show in Orlando, Florida. These types of trade shows appeal to our end users and expose us to hundreds of potential customers and distributors.

EMPLOYEES

          As of December 31, 2010, Scorpion had 51 full time employees, up from 34 full-time employees the prior year, and no part-time employees. Except for three sales representatives operating from Daytona Beach, Florida, all of our manufacturing and administrative employees are on site in Ocala. None of our employees are represented by a collective bargaining agreement. Management of Scorpion considers its relationship with its employees to be satisfactory.

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

          In connection with the manure compactors under development through our subsidiary, World Waste Management, LLC, we have registered the word mark and “Stable Mate” logo with the United States Patent and Trademark Office (Serial Numbers 77175743/Registration Number 3402820) and (Serial Number 77182783/Registration Number 3402824), respectively).

          Patents

          We own design patent (Number D587,284) for a roller rocker arm. We also own the patent “Stable Waste Packing Machine” (Machine Application Number 60/652,723).

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

          We are subject to regulation under various federal, state and local laws relating to employee safety and health and the environment. Our costs for compliance were approximately $29,597 and $8,855 for the periods ended December 31, 2010 and 2009, respectively. To date, we have been subject to only two workers compensation claims, both of which settled in early 2010 and have had no violations of the Fair Labor Standards Act (“FLSA”).

          Environmental, health and safety laws include those relating to the generation, storage, transportation, disposal and emission into the environment of hazardous wastes and various substances, those relating to drinking water quality initiatives and those which allow regulatory authorities to compel (or seek reimbursement for) clean-up of environmental contamination arising at owned or operated sites and at facilities where waste is disposed. Licenses and permits are required for operation of the Company’s business, and these permits are subject to renewal, modification and, in certain circumstances, revocation. We conform to federal safety and environmental laws and regulations, including those mandated by the Environmental Protection Agency (“EPA”), the Pipeline and Hazardous Materials Safety Administration (“HAZMAT”), the Occupational Safety & Health Administration (“OSHA”), the State of Florida, the Broward County Environmental Protection Department and the City of Fort Lauderdale, the Marion County Environmental Protection Department and the City of Ocala. The Company is in compliance with general environmental, safety and fire precautions.

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

          Although we are a reporting company, we have not yet filed a registration statement to register our securities and therefore there is no public market for our common stock nor is our common stock traded on any exchange or quoted on any service. We have been in discussions with a market maker to sponsor the Company in connection with filing a Form 15c211 to obtain a trading symbol and anticipate that following the filing of a selling security holder’s registration statement, our common stock will be quoted on the U.S. OTC market (“OTC Market”) which facilitates trading of non-exchange listed securities. There can be no assurances of when such a registration statement will be filed or if filed may become effective; or that we will be able to retain a market maker; or that a market will develop in the future; or that our common stock will be accepted for inclusion on the OTC Market or any organized trading market at any time in the future.

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

Risks Relating to Our Business Generally

WE HAVE INCURRED RECENT LOSSES AND MAY INCUR LOSSES IN THE FUTURE THAT MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

          We have incurred net losses for the last two years of $3,284,159 and $1,880,220 (as restated) for the years ended December 31, 2010 and 2009, respectively. The consolidated financial statements included in this Report have been prepared assuming that we will continue as a going concern. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

PROPERTY AND EQUIPMENT COMPRISE A SIGNIFICANT PORTION OF OUR TOTAL ASSETS. WE MUST TEST THESE ASSETS FOR IMPAIRMENT AT LEAST ANNUALLY OR WHENEVER EVENTS OR CHANGES IN CIRCUMSTANCES INDICATE THAT THEIR CARRYING AMOUNTS MAY NOT BE RECOVERABLE; WHICH COULD RESULT IN A MATERIAL, WRITE-DOWN OF PROPERTY AND EQUIPMENTS AND COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

          In July 2007 we purchased a 36,000 square foot single story building on 10.5 acres in Ocala, Florida and in 2008 began refurbishing the existing building with the intention of moving most of our manufacturing operations from Fort Lauderdale to Ocala by the first quarter of 2007. We initially budgeted $2 million for the refurbishment and relocation; however, we had to revise our budget and extend our move in date as a result of unforeseen delays with permitting, zoning and a pending road-widening project by Marion County. We experienced further setbacks during 2009 and 2010 due to restrictions on cash and a general freeze on credit and funding to fully fund construction. At the end of each quarter, we revised our initial budget and extended the move date to reflect these delays and unanticipated costs. As of December 31, 2010, we spent approximately $3,341,002 for construction costs, permitting and new equipment purchases that was approximately $1,341,002 over our initial budget.

          For the year ended December 31, 2010, we performed an impairment assessment that resulted our recording an impairment on our Ocala facilities in the amount of approximately $1.3 million which impairment amounts represents the amount of original costs of the building, expenditures for improvements, betterments and retrofitting activities in excess of the assessed fair value of the facilities. Our impairment analysis also resulted in our writing down approximately $404,388 on our former Fort Lauderdale manufacturing facility after a reassessment of current real property values. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. We assess the recoverability of the assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. We believe our analysis with respect to our properties to be reasonable however, we can make no assurances that our estimates will not differ from actual results that may require future impairments. Additional impairment losses could have a material adverse impact on our results of operations and stockholders’ equity (deficit).

WE MAY NOT BE ABLE TO SELL OR LEASE OUR FORMER MANUFACTURING FACILITY THAT MAY REQUIRE US TO INCUR CARRYING COSTS AND/OR RESULT IN A WRITE-DOWN OF PROPERTY AND EQUIPMENT THAT COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

          Effective March 7, 2011, we moved 90% of operations from our Fort Lauderdale facility to our Ocala facility and are fully operational. Our Anodize division continued to operate in the Fort Lauderdale facility until relocated to Ocala in July 2011. We have placed the Fort Lauderdale facility on the market; however, the commercial real estate market, like the residential real estate market, in south Florida is still struggling and we cannot assure you that we will be able to sell the Fort Lauderdale facility or that we will be able to sell at a price and conditions favorable to the Company. We may also lease the Fort Lauderdale facility; however, we cannot guarantee when or if a suitable tenant or buyer will come forward. Until we are able to sell or lease the Fort Lauderdale property, we will continue to pay required insurance, utilities and repairs to maintain the property. We currently have no debt on this property and do not expect the carrying costs to be material; however, if the real estate market does not improve or if there is further market deterioration and we are not able to sell or lease the Fort Lauderdale property, we may incur impairment charges, in addition to the $404,388 charge down already incurred on our Fort Lauderdale property, which could further decrease the value of our assets as reflected on our balance sheet and adversely affect our shareholders’ equity.

ONGOING ECONOMIC TRENDS IN THE AUTOMOBILE INDUSTRY MAY FURTHER LIMIT DEMAND FOR AUTOMOTIVE PRODUCTS THAT MAY ADVERSELY AFFECT OUR DISTRIBUTORS AND OUR OPERATIONS, AND CONTINUE TO MAKE IT MORE DIFFICULT OR IMPOSSIBLE TO OBTAIN CAPITAL OR FINANCE OUR OPERATIONS.

          The automotive parts aftermarket is impacted by the same general overall economic factors that are impacting the automobile industry in general. Economic and other factors include production fluctuations by domestic and foreign automobile manufacturers, credit availability, interest rates, fuel prices and consumer confidence that hurts companies that supply parts to the major automakers who depend on cash flow from the automakers. Our core business is focused on the high performance automotive parts aftermarket which is a niche market separate from the market for general automotive parts manufactured for original equipment manufacturers (“OEMs”) and Tier 1 (companies that make products specifically for domestic OEMs) and Tier 2 suppliers (companies that make products for the Tier 1 suppliers). We primarily sell our products wholesale through distributors that also sell to Tier 1 and Tier 2 suppliers. Because we sell primarily to auto industry participants, our operations are dependent on the financial health of the automotive industry. Ongoing downturns in the automotive industry as a whole may have a material adverse impact on our operating results if one or more of our top four distributors are forced out of business, if our distributors experience, or continue to experience, a downturn in their business, and/or we are unable to maintain effective distribution of our products. Further, sustained weakness in general economic conditions and/or financial markets in the U.S. or globally could adversely affect our ability and our distributors’ ability to raise capital on favorable terms to maintain operations. The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets similar to that which is currently being experienced in the financial markets, could adversely impact our ability to sustain our businesses and would likely increase our capital costs.

OUR REVENUE IS GENERATED ON THE BASIS OF PURCHASE ORDERS FROM DISTRIBUTORS AND ORIGINAL EQUIPMENT MANUFACTURERS.

          We sell our products through distributors and directly to original equipment manufacturer (OEM) customers of which three customers accounted for a significant portion of our revenues through Scorpion Racing and in the aggregate accounted for over 47% of our annual revenue during 2010. Our largest customer accounted for 19% of our annual revenue during 2010. Our next two top customers accounted for 18% and 10%, respectively any distributor or customer may cancel a purchase order or defer shipment of our products at any time; however, we have maintained long-term relationships with each of our distributors, and historically have not experience significant cancellation or deferment of orders. Such a concentration creates a risk that pricing pressures may cause prices to decrease or that product demand may be reduced if orders are canceled or deferred. Further, because our products are manufactured just in time and according to customer specifications, we are required to introduce significant variability into our estimates and planning for production and procurement of raw materials. Because of our inability to rely on enforceable purchase orders, and our limited visibility into future customer demand, actual revenue may be different from our forecasts, which could adversely affect our margins and ability to maintain profitability.

WE HAVE ENTERED INTO DEBT OBLIGATIONS THAT ARE SECURED BY OUR REAL PROPERTY AND EQUIPMENT. FAILURE TO COMPLY WITH OUR DEBT OBLIGATIONS OR OTHER COVENANTS UNDER THESE AGREEMENTS COULD TRIGGER ACCELERATION OF OUR OUTSTANDING INDEBTEDNESS, RESULT IN FORECLOSURE ON OUR REAL PROPERTIES AND/OR REPOSSESSION OF OUR EQUIPMENT EITHER OR BOTH OF WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL POSITION.

          As of December 31, 2010, we are obligated under debt agreements that are secured by all of our real property and certain personal property as follows:

          •          Stock Buy Back Agreement Secured by Fort Lauderdale Facility. In May 2008, we entered into an agreement with a former director to buy back 10,000,000 shares of the Company’s common stock for the aggregate purchase price of $2,500,000 secured by a mortgage on our former manufacturing facility in Fort Lauderdale. The outstanding balance due at December 31, 2010 was $1,686,513.

          •          Purchase of Ocala Adjacent Property. On December 22, 2009, the Company acquired 11.73 acres adjacent to our Ocala facility at 5407 NW 44th Avenue, Ocala, FL 34482, for $2,000,000 with seller financing in the form of a three year 6% interest only promissory note, at which time the entire unpaid balance of principal and accrued interest shall be due and payable in full. The note is secured by a mortgage on the Ocala Adjacent Property and an assignment of the rents from the Ocala Adjacent Property in the event we default on the note. The outstanding balance due at December 31, 2010 was $2,000,000.

          •          Commercial Loan Secured by our Primary Ocala Facility. We acquired our primary Ocala facility for cash in July 2007. During the fourth quarter of 2010, our subsidiary, SREIMC, entered into a commercial loan agreement with an unrelated private lender for $400,000 at 12% interest payable in monthly payments of $8,898 due on the first of every month until paid in full on or before December 1, 2015. We used these proceeds to finish the build out of our Ocala facility. The note is secured by and is subject to a mortgage on our primary Ocala Facility; an assignment of rents in the event we default on the note; and a security agreement covering certain personal property including buildings, improvements, fixtures, machinery, equipment and other property located at our primary Ocala Facility. The note is also subject to personal guaranties of Robert Stopanio and Teresa Stopanio. The Outstanding balance due at December 31, 2010 was $395,102.

          •           Equipment Leases and Loans. During the first quarter of 2009, the Company executed two capital leases with an unrelated third party to acquire $385,927 of manufacturing equipment for the Ocala facility. Under the terms of the leases, we are required to make 60 monthly payments of $7,585 bearing interest at 6.9%. The outstanding balance due at December 31, 2010 was $191,026. During the fourth quarter of 2010, we entered into a four year commercial equipment lease agreement with an unrelated third party in which we sold and then leased back our equipment for $850,325. We used the proceeds from the sale of equipment to finish the build out of our Ocala facility. Under this agreement, we must pay 19% interest paid in weekly payments of $5,280 with a final payment of $229,587 due on December 15, 2014. The loan may be paid off after December 2011 subject to prepayment penalties and is subject to a personal guaranty of the Stopanios. Upon payment in full, the title for equipment transfers back to Company. The encumbered equipment consists of approximately 70% of our equipment located at our Ocala facility. The outstanding balance due at December 31, 2010 was $846,212.

          Our use of debt financing creates risks, including risks that our cash flow will be insufficient to make required payments of principal and interest; that we will be unable to refinance some or all of our indebtedness or that any refinancing will not be on terms as favorable as those of the existing indebtedness; that debt service obligations will reduce funds available for product and business expansion; and that any default on our indebtedness could result in acceleration of those obligations and possible loss of property and equipment to foreclosure and repossession. Specifically, regarding out payment obligations under the loan secured by our primary Ocala facility, if we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under this loan or if we default on any provision under the loan documents, our debt obligation may be accelerated which would significantly reduce our cash position and/or we may lose our primary Ocala facility through foreclosure and/or we may lose the right to possess and operate the equipment necessary to support our business, which would substantially impair our ability to produce our products and would have a material adverse effect on our results of operations and ability to generate revenue. With respect to our payment obligation under the equipment lease agreement, if we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under this agreement or if we default on any provision in the loan documents, our debt obligation may be accelerated which would significantly reduce our cash position which would which would significantly reduce our cash position and/or we may lose the right to possess and operate the equipment necessary to support our business, which would substantially impair our ability to produce our products and would have a material adverse effect on our results of operations and ability to generate revenue. If we are unable to meet our payment obligations under our loan on our Ocala Adjacent Property, we may lose this property through foreclosure which could have an adverse effect on our results of operations and could significantly restrict our ability to expand our facility, grow our business and generate revenue.

          Any default on any one of our debt obligations could result in a loss of part or all of our assets, could result in expensive litigation costs and could have a material adverse affect on our cash position which would adversely impact our operations and our ability to financial position.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAKES OUR FUTURE RESULTS DIFFICULT TO PREDICT AND COULD CAUSE OUR OPERATING RESULTS TO FALL BELOW EXPECTATIONS.

          Our focus, since inception, has been to raise capital to purchase equipment and expand our manufacturing and production capabilities. Using the proceeds from the sales of our common stock, Series A preferred stock, and unit purchase options to foreign investors, we have invested in state of the art equipment and robotics and, now that we are operational in our Ocala facility, believe that we now have the production facilities in place to focus on expanding our marketing plan. Revenue has grown steadily since 2006; however, our cost of sales has fluctuated over the years due to inventory and costs associated with production labor. We believe our inventory and production labor costs will remain within budget for 2011; however, we cannot assure you that our marketing plan will be realized and if we fail to execute our marketing plan and if we are not able to manage costs, our revenue or operating results could fall below the expectations of investors and adversely affect our results of operations and ability to implement our expanded marketing plan.

WE HAVE MADE AND MAY CONTINUE TO MAKE INVESTMENTS IN VENTURES WHICH COULD DIVERT MANAGEMENT’S ATTENTION, CAUSE DILUTION TO OUR STOCKHOLDERS OR BE DIFFICULT TO INTEGRATE, ANY OF WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

          We have made investments in ventures that are directly related to the automotive parts industry and have taken majority equity positions in companies and projects in unrelated industries, such as the medical components industry and to a limited extent, in the equine bio-waste disposal industry. It is our current plan to continue to invest in companies and technologies that we believe are key to expanding our future business and where we can utilize our existing technology and production capabilities with little or nominal modification to equipment and/or expense. Identifying such ventures could put a strain on our resources, could be costly and time consuming, and might not be successful. Investments and participation in joint ventures could divert our management’s attention from our core business concerns. Also, we might not be successful in integrating any benefits from any joint venture business, products or technologies, and might not achieve anticipated revenues and cost benefits from our participation in such ventures. For example, technology, products or services of any such venture could significantly under-perform relative to our expectations in spite of our due diligence, may result in unidentified issues and hidden liabilities or could require us to take control of the development of products or projects, any of which could have a material adverse effect on our business, liquidity, financial condition and results of operations. Our participation as investors and as equity holders in other companies may also expose us to certain obligations, including funding obligations or require us to take or pay obligations to maintain the joint ventures and alliances including in cash, stock or other resources. Any of the foregoing scenarios could affect our operating cash and production resources and potentially dilute our shareholders if we issue stock in connection with any joint venture or acquisition.

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

          We have registered several logos and marks with the United States Patent and Trademark Office. We have also registered a design patent (Number D587,284) for our roller rocker arm, and submitted a patent application (Number 60/652,723) for a manure baling process which may be utilized when we commence operations through our wholly owned subsidiary, World Waste Management, LLC. Even though registered, our intellectual property could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could expose us to expensive litigation costs and could, if we are unsuccessful at defending the Company, result in the inability to market certain of our products which could adversely affect our business. We are also aware of competitors that counterfeit and infringe our intellectual property. While we intend to vigorously pursue such persons or entities, we cannot assure you that we will be able to identify all such parties or that we will have adequate time and resources to enforce and to protect our trademark and intellectual property rights through litigation or otherwise, or that we will be successful in doing so. Any of the foregoing outcomes would negatively impact our business, results of operations and financial condition. We intend to protect our unpatented trade secrets and know-how through confidentiality or license agreements with third parties, employees and consultants, and by controlling access to and distribution of our proprietary information. However, this method may not afford complete protection particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States and unauthorized parties may copy or otherwise obtain and use our products, processes or technology and there can be no assurance that others will not independently develop similar know-how and trade secrets. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to use our proprietary know-how to offer competitive products at lower prices and we may not be able to effectively compete against these companies.

WE ARE DEPENDENT UPON A FEW SUPPLIERS FOR A SIGNIFICANT PORTION OF OUR RAW MATERIALS AND OUR SUPPLIERS ARE DEPENDENT ON THE CONTINUED AVAILABILITY AND PRICING OF RAW MATERIALS, EITHER OF WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO MANAGE COSTS AND MAINTAIN PROFITABLE OPERATING MARGINS.

          The principal raw materials we use to manufacture our automotive parts are steel and aluminum. We currently purchase raw material from 19 different material suppliers with whom we have no written purchase contracts. Our three largest suppliers, combined, represent 27% of all raw materials we purchased in 2010 and 16% purchased during 2009. Any supplier and any order may be terminated or rejected by any supplier at any time. From time to time, particularly during periods of increased industry-wide and global demand, steel and aluminum have been in short supply resulting in higher raw material costs. Global consolidation of the primary steel producers and increased demand from other nations such as China and India continue to put upward pressure on market prices for steel and other commodities which have caused prices to fluctuate. During 2010, the price we paid for aluminum ranged from $2.06 to $2.26 per pound as compared to $2.06 to $2.70 per pound during 2009 (a fluctuation of 9% and 24%, respectively). During 2010, the price we paid for steel ranged from approximately $.88 to $1.37 per pound as compared to 2009 where prices ranged between $.88 and $1.00 per pound (a fluctuation of 36% and 12%, respectively). Industry forecasts indicate that demand for steel and aluminum may increase 5-13% during of 2011, which we believe will have a minimal impact on the Company as long as we are able to maintain adequate inventories so that we can purchase at lower prices and/or pass on the increases to consumers.

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

          There have been significant fluctuations in the global prices of raw materials, which have had and may continue to have an impact on our business. We have been able to offset increases by passing costs on to consumers and through volume purchases at the risk of increasing our inventory costs. Aluminum and steel prices began to increase during 2010 and are expected to increase approximately 5-13% during 2011. Increases in the price of raw materials could increase our costs to manufacture our products that would result in a material adverse impact on our business if we are not able to pass the increases through to consumers. Further, although we obtain raw materials from various sources, maintain alternative sources for raw materials, and continue to maintain higher levels of inventory, to the extent there are fewer suppliers and/or available raw materials, or in the event of supply disruptions, we could incur higher costs and/or production delays which could adversely affect our results of operations.

THE FAILURE TO INVEST IN AND MAINTAIN STATE OF THE ART EQUIPMENT AND PROCESSES COULD DISRUPT THE OPERATION AND GROWTH OF OUR BUSINESS AND RESULT IN THE LOSS OF BUSINESS.

          We have invested significantly in equipment and robotics, which accounts for over 50% of our assets, and anticipate that it will be necessary to continue to do so in the future to remain competitive. We believe that our success is dependent, in large part, on our continued investment in sophisticated equipment, robotics and processes. We typically purchase equipment for cash or on short-term lease and do not purchase extended warranties or maintenance programs due to our belief that the processes we use are evolving so rapidly that we must replace, overhaul or retool our equipment and processes before the end of the useful life of the equipment. We generally replace or overhaul equipment every 3-5 years. Equipment taken out of use is either retained for parts or resold to used equipment buyers. We may be unsuccessful in anticipating, managing, adopting and integrating new or refurbished equipment on a timely basis, or we may not have the capital resources available to invest in new equipment and processes that could materially affect our operations.

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

WE DO NOT MAINTAIN CUSTOMARY INSURANCE COVERAGE TO PROTECT AGAINST THE POTENTIAL HAZARDS INCIDENT TO OUR BUSINESS.

          Other than workman’s compensation, General Liability, product liability, fire insurance for our Ocala properties and general liability/personal injury/property insurance in connection with equipment we are leasing from a third party, we do not maintain property, business interruption, and casualty insurance coverage. A catastrophic loss of the use of all or a portion of our facilities due to accident, labor issues, weather conditions, national disasters or otherwise, whether short- or long-term, could have a material adverse effect on our business, results of operations and financial condition.

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

WE MAY BE EXPOSED TO RISKS RELATING TO OUR DISCLOSURE CONTROLS AND OUR INTERNAL CONTROLS AND MAY NEED TO INCUR SIGNIFICANT COSTS TO COMPLY WITH APPLICABLE REQUIREMENTS.

          Based on the evaluation done by our management at December 31, 2010, our disclosure controls could be deemed ineffective, in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and communicated to our management, so as to allow timely decisions regarding required disclosures. Factors which led our management to conclude that our disclosure controls and procedures may not be effective include the late filing of this Form 10-K due to unresolved accounting issues involving impairment of assets as of December 31, 2010 and also a subsequent restatement of the prior year’s financial statement to correct errors related to overhead allocation to inventory. Our controls and procedures may be adversely affected by the lack of experience within the Company in complying with the requirements of a publicly reporting entity, specifically, having insufficient personnel resources with sufficient technical accounting expertise within our accounting function. We have engaged a CFO consultant to assist our Controller in addressing issues of timeliness and completeness in financial reporting when we are preparing SEC filings. No assurances can be given that we will be able to adequately remediate existing deficiencies in disclosure controls and not have deficiencies when we report on internal controls. Although we believe that these corrective steps will enable management to conclude that our disclosure controls are effective and these measures will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled and other remediation plans are implemented, we cannot assure you that this will be sufficient.

          Also, as we hire experienced staff and advisors, additional deficiencies may be identified that will need to be remediated. These additional deficiencies have caused our historical financial results to be incorrect and could require a restatement. As a result, we may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404 of the Sarbanes-Oxley Act, when applicable.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

          Our consolidated financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm issued a report that was included in this annual report that includes an explanatory paragraph expressing substantial doubt to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependant of our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks Relating to our Securities

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

WE HAVE BEEN THE SUBJECT OF ERRONEOUS INTERNET POSTINGS ABOUT OUR SECURITIES AND ARE AWARE OF A SCAM THAT TARGETS OUR SHAREHOLDERS RESULTING IN THE DISSEMINATION OF FALSE INFORMATION THAT COULD HARM OUR REPUTATION AND CAUSE US TO SEEK COSTLY LITIGATION TO ENFORCE OUR REQUESTS TO CEASE AND DESIST.

          During 2010, we became aware that one or more unknown persons were posting erroneous information about Scorpion and its subsidiaries in blogs or in chat rooms on the Internet which infer that Scorpion or its subsidiaries are affiliated with an entity known as QT Globe and other companies and brokers who may be tied to securities scams. Since we filed our last quarterly report in November 2010, we have not come across additional postings; however, we continue to monitor the situation and will investigate any future occurrences and legal action that we may take to protect the Company and its shareholders from untrue and erroneous information.

          Also during 2010, we became aware of a securities scam in which several of our shareholders received unsolicited phone calls from callers that claim to be affiliated with one or more entities under the name “Sovereign” offering to buy shares of Scorpion stock at a premium in order to effect a hostile takeover of the Company. The shareholders that have been contacted have been asked to send their stock certificates and to wire cash equal to half of the amount promised by the caller to an offshore account which the caller promises will be reimbursed upon receipt of the stock certificates. We are not aware of any attempted takeover, hostile or otherwise and believe the callers are perpetrating a scam based on reports from several shareholders that became suspicious when asked to wire money and send their certificates to Sovereign entities without verification of the legality of the Sovereign entities or proof of actual buyers or bonds. We have mailed and posted a notice to our shareholders on our website warning of this scam. Since we filed our last quarterly report in November 2010, we have not been notified by shareholders or any party of any further solicitation from Sovereign; however, we have been informed by shareholders of similar persons or entities trying to effect similar stock solicitations under the names “Eaton Capital”, “Douglas Charles” and “BL Trading Group”. We are investigating actions that we may take; however, we cannot predict with any certainty whether we will be successful in identifying and causing such parties to cease and desist and we cannot determine at this time the extent of damage to our reputation as a result of these erroneous postings and securities scam. Even if we are successful in defending against these postings and scams, we may incur substantial legal costs, may experience damage to our reputation which could harm our ability to retain current customers and attract new customers and adversely affect the sales of our products, any or all of which could adversely affect our cash flow and operations.

TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS, WE MAY ISSUE ADDITIONAL SHARES OF COMMON STOCK WHICH WILL DILUTE ALL SHAREHOLDERS.

          We may require additional capital for the acquisition, replacement or repair of equipment, processes or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have relied on financing through the ongoing sale of our securities outside the United States pursuant to Regulation S. Since 2004 and through December 31, 2010, we have raised aggregate gross proceeds of $40,662,290 through the sale of our common stock, Unit Purchase Options and Series A Preferred stock to foreign investors less average cash offering expenses of 40% of the proceeds raised, which includes commissions paid to third party foreign brokers and finder’s fees to existing shareholders for introducing new investors. Our reliance on proceeds from our Reg S offering may not be adequate to fund our capital needs in the future and therefore, we may sell securities in the public or private equity markets if and when conditions are favorable and even if we do not have an immediate need for capital at that time. We may not be able to sell stock or raise additional capital that we may need on terms favorable to us, or at all. Raising funds by issuing our equity securities will dilute the ownership of our existing stockholders and may have a dilutive impact on your investment.

THE EXERCISE OF OUR UNIT PURCHASE OPTIONS AND CONVERSION OF SERIES A PREFERRED STOCK MAY RESULT IN SUBSTANTIAL DILUTION OF OWNERSHIP OF OUR EXISTING STOCKHOLDERS.

          As of December 31, 2010, there are 17,737,312 Unit Purchase Options issued to our existing Reg S offering stockholders that mature on December 31, 2011, and 415,465 shares of Series A Preferred issued and outstanding. To date, no Unit Purchase Options have been exercised and no shares of Series A Preferred stock have been converted; however, in the event all currently outstanding Unit Purchase Options are exercised prior to maturity, and all currently issued and outstanding shares of Series A Preferred stock are converted according to the terms and conditions set forth in the Series A Certificate of Designations, Rights and Preferences as filed with the Florida Secretary of State, we would be required to issue an aggregate of 39,629,276 shares of common stock (35,474,624 shares underlying Unit Purchase Options and 4,154,652 shares underlying Series A preferred) in addition to the 36,162,418 shares of common stock outstanding as of December 31, 2010. The exercise or conversion of our outstanding convertible securities as of December 31, 2010 would increase the number of our common shares issued and outstanding from 36,162,418 to 75,791,694 shares resulting in a decrease in percentage ownership of our current shareholders and a dilution of your investment.

WE HAVE NOT PAID DIVIDENDS TO OUR COMMON STOCKHOLDERS IN THE PAST AND MAY NOT PAY DIVIDENDS IN THE FUTURE. WE WILL, HOWEVER, PAY DIVIDENDS ON OUR CONVERTIBLE SERIES A PREFERRED STOCK.

          We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain any future earnings to finance the development and expansion of our business. By not paying dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

          Under the terms of the Series A Preferred stock, the Company is obligated to pay an annual dividend of 10% on each share of Series A Preferred stock payable at the option of the Company, in cash or shares of common stock, for a period of two years. If paid in stock, the Company may issue up to an additional 692,478 shares of common stock as dividends to the current holders of the Series A Preferred Stock resulting in a decrease in percentage ownership of our current shareholders and a dilution of your investment.

SHARES ELIGIBLE FOR SALE OR EXERCISABLE OR CONVERTIBLE INTO SHARES IN THE FUTURE COULD NEGATIVELY AFFECT OUR STOCK PRICE AND DILUTE OUR SHAREHOLDERS.

          In addition to the outstanding Unit Purchase Options and Series A Preferred stock that may be exercised or converted into shares of our common stock in the future, we have also reserved 10,000,000 shares of common stock for issuance under the Company’s 2007 Equity Incentive Plan (the “Plan”). As of December 31, 2010, we have not issued options or any other securities under the Plan; however, we may issue and/or register additional shares, options, or warrants in the future as compensation to our employees which would result in dilution to our stockholders. In the event a market for our common shares develops in the future, the value of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. We cannot predict what effect, if any, market sales, if ever, of shares held by any stockholder or the availability of these shares for future sale will have on the value of our common stock.

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

          Robert and Teresa Stopanio, as husband and wife, jointly own 10,000,000 and outstanding common stock. As officers of the Company, Robert and/or Teresa Stopanio have been designated by the Company, as proxy, to vote the shares at any meeting of the shareholders of the Company and/or upon any and all matters to be decided by a vote of the shareholders eligible to vote an additional 10,000,000 shares of common stock held by the Company pursuant to a buy back agreement between the Company and Yali Golan, a former director, and his spouse. Accordingly, the Stopanios may vote 20,000,000 shares or 55% of our voting stock. Further, Mr. Stopanio is entitled to receive up to 500,000 shares of Series B Preferred stock which carries 30 votes on matters submitted to shareholders for voting purposes and is subject to transfer and conversion restrictions. As majority shareholders, the Stopanios can elect all directors, and dissolve, merge or sell the Company’s assets or otherwise direct the Company’s affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the value of our common stock.

CURRENTLY THERE IS NO TRADING MARKET FOR OUR COMMON STOCK AND LIQUIDITY IS LIMITED.

          There has been no public market such as a stock exchange or electronic trading system for our common stock and we cannot assure that a public market for our common stock will develop in the future. In order for our common stock to trade on the OTC Market, a registered broker-dealer, known as the market maker, must be willing to list bid or sale quotations, sponsor the Company for listing on the OTC Market and file an application on our behalf to make a market in our securities. We have been in discussions with a market maker to sponsor the Company in connection with filing a Form 15c211 to obtain a trading symbol and anticipate that following the filing of a selling security holder’s registration statement, our common stock will be quoted on the U.S. OTC market (“OTC Market”) which facilitates trading of non-exchange listed securities. We expect to file a selling security holders registration statement during 2011; however, there can be no assurance of when we will file such a registration statement; or if filed, when it may become effective; or that we will be able to retain a market maker; or that a market will develop in the future; or that our common stock will be accepted for inclusion on the OTC Market or any organized trading market at any time in the future. Even if our common stock is accepted for quotation, it is not certain that an orderly market will develop or prices at which our stock may trade. The market price of our common stock may be highly volatile because the market, if any, will be influenced by many factors, including the depth and liquidity of the market for such securities, developments affecting our business generally, the impact of the factors discussed elsewhere in these Risk Factors, investors’ perceptions of the Company and its business, our operating results, our dividend policies and general economic and market conditions. Any one of these factors could adversely affect our liquidity and the trading price of our common stock, if any. Failure to develop or maintain a trading market could negatively affect the value of your investment and make it difficult or impossible for you to sell your shares. In the absence of a trading market, you will be unable to liquidate your investment except by private sale which may be costly and inconvenient, if possible at all.

IF A MARKET DEVELOPS FOR OUR SHARES, SALES OF OUR SHARES RELYING UPON RULE 144 MAY DEPRESS OUR STOCK PRICE WHICH COULD ADVERSELY AFFECT STOCKHOLDERS’ LIQUIDITY.

          In the event a public market for our securities develops, based on the number of shares of common stock outstanding as of December 31, 2010, 16,151,418 shares or 45% of our outstanding shares of common stock would be eligible for resale by non-affiliates to the public pursuant to Rule 144. Rule 144, as amended, provides that a person (or persons whose shares are aggregated) who is a non-affiliate may sell his shares, without any volume limitation, if he has satisfied a six month holding period. Affiliates (members of our management, control persons and related parties) may sell after satisfying a one year holding period, subject to volume requirements, manner of selling and reporting requirements. There is no limit on the amount of restricted securities that may be sold by non-affiliates. Furthermore, the Company is obligated to register the shares of common stock underlying Unit Purchase Options which would result in an additional 35,474,624 shares of common stock available for resale in the market. As a result, at such time as a market develops, if ever, resale of a significant portion of our issued and outstanding common stock after registration, or satisfaction or lapse of restrictions under Rule 144, could have a depressive effect on the price of our common stock in any public market that develops which may impair our ability to raise capital by selling additional securities, and may restrict the liquidity of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

          Effective March 7, 2011, we relocated our headquarters and principal production facilities from Fort Lauderdale to our Ocala facility located at 5817 and 5811 NW 44th Ave, Ocala, Florida 34482. This facility sits on 10.5 acres and contains two single story buildings (36,000 sq. ft. and 6,500 sq. ft) built in 1989. We own this facility through our wholly owned subsidiary Scorpion Real Estate Investments of Marion County, LLC.

          Our former headquarters property, located at 3000 SW 4th Avenue, Ft. Lauderdale, Florida 33315, is being offered for sale or lease. This facility is a 30,000 square foot single story building built in 1970. We own this facility through our wholly owned subsidiary, Scorpion Real Estate Investments of Broward County, LLC.

          We lease an office outside of Daytona Beach, Florida for $475 per month under a year-to-year lease for our three sales representatives for Scorpion Racing Products.

          In December 2009, we acquired 11.73 acres adjacent to our Ocala facility at 5407 NW 44th Avenue, Ocala, FL 34482 (the “Ocala Adjacent Property”). We own the Ocala Adjacent Property through our wholly owned subsidiary Scorpion Real Estate Investments of Marion County, LLC. This property houses a single story building built in 1987 with 60,556 square feet of which approximately 40,000 square feet are leased to an unrelated third party.

ITEM 3.	LEGAL PROCEEDINGS

          We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. As of December 31, 2010, we are not aware of any pending or threatened material litigation except as follows:

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

          Erroneous Internet Postings. During 2010, we became aware that one or more unknown persons were posting erroneous information about Scorpion and its subsidiaries. Some of these posts have shown up in blogs or in chat rooms on the Internet and infer that Scorpion or its subsidiaries are affiliated with an entity known as QT Globe and other companies and brokers who may be tied to securities scams. Since we filed our last quarterly report in November 2010, we have not come across additional postings; however, we continue to monitor the situation and will investigate any future occurrences and legal action that we may take to protect the Company and its shareholders from untrue and erroneous information. We cannot predict with any certainty whether we will be successful in identifying and causing such parties to cease and desist and we cannot determine at this time the extent of damage to our reputation as a result of these erroneous postings. Even if we are successful in defending against these erroneous postings, we may incur substantial legal costs, may experience damage to our reputation which could harm our ability to retain current customers and attract new customers and adversely affect the sales of our products, any or all of which could adversely affect our cash flow and operations.

          Securities Scam. During 2010, we became aware of a securities scam in which several of our shareholders received unsolicited phone calls from callers that claim to be affiliated with one or more entities under the name “Sovereign” offering to buy shares of Scorpion stock at a premium in order to effect a hostile takeover of the Company. The shareholders that have been contacted have been asked to send their stock certificates and to wire cash equal to half of the amount promised by the caller to an offshore account which the caller promises will be reimbursed upon receipt of the stock certificates. We are not aware of any attempted takeover, hostile or otherwise and believe the callers are perpetrating a scam based on reports from several shareholders that became suspicious when asked to wire money and send their certificates to Sovereign entities without verification of the legality of the Sovereign entities or proof of actual buyers or bonds. We have mailed and posted a notice to our shareholders on our website warning of this scam. Since we filed our last quarterly report in November 2010, we have not been notified by shareholders or any party of any further solicitation from Sovereign; however, we have been informed by shareholders of similar persons or entities trying to effect similar stock solicitations under the names “Eaton Capital”, “Douglas Charles” and “BL Trading Group”. We are investigating actions that we may take; however, we cannot predict with any certainty whether we will be successful in identifying and causing such parties to cease and desist and we cannot determine at this time the extent of damage to our reputation as a result of actions. Even if we are successful we may incur substantial legal costs, may experience damage to our reputation which could harm our ability to retain current customers and attract new customers and adversely affect the sales of our products, any or all of which could adversely affect our cash flow and operations.

          Breach of Contract Claim. During 2010, the Company received notice of a claim from an unrelated party alleging ownership of 80,000 shares of the Company’s common stock pursuant to a 2004 agreement between said party and a former director of the Company, which shares are currently held in escrow by the Company pursuant to a May 2008 Stock Purchase Agreement between the Company and the former director (see discussion under “Material Commitments” in Item 7). At this time, the Company cannot opine as to the likelihood or outcome of any threatened litigation or whether such litigation would result in costs or payouts that could have a material adverse effect on our cash flow and financial condition.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

          Although we are a reporting company, we have not yet filed a registration statement to register our securities and therefore there is no public market for our common stock nor is our common stock traded on any exchange or quoted on any service. In order for our common stock to trade on the OTC Market, a registered broker-dealer, known as the market maker, must be willing to list bid or sale quotations, sponsor the Company for listing on the Bulletin Board and file an application on our behalf to make a market in our securities.

          We have been in discussions with a market maker to sponsor the Company in connection with filing a Form 15c211 to obtain a trading symbol and anticipate that following the filing of a selling security holder’s registration statement, our common stock will be quoted on the U.S. OTC market (“OTC Market”) which facilitates trading of non-exchange listed securities. We expect to file a selling security holders registration statement during 2011; however, there can be no assurance of when such a registration statement may become effective; or that we will be able to retain a market maker; or that a market will develop in the future; or that our common stock will be accepted for inclusion on the OTC Market or any organized trading market at any time in the future.

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

Number of Stockholders

          As of December 31, 2010, there were 36,162,418 shares of common stock issued and outstanding to 665 shareholders.

Dividend Policy

          We have never declared or paid any cash dividends on our common stock. We intend to retain earnings to finance the expansion of our business and for general working capital purposes. The Board of Directors may, however, determine whether we will pay dividends, depending on our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. No assurance is given as to our ability or willingness to pay dividends in the future.

          The Company has accrued a 10% dividend on the unconverted Series A preferred stock in the amount of $415,487, which dividend is payable in, at the Company’s sole option, cash or shares of common stock. Management anticipates that the 2010 accrued Series A preferred stock dividend will be paid in an aggregate of 692,478 shares of our common stock during 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

          As of December 31, 2010, there were no stock options or other equity incentive securities issued and outstanding as follow:

Equity Compensation Plan Table

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	10,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Recent Sales of Unregistered Securities

          From January 1, 2009 through December 31, 2009, we raised total gross proceeds of $2,985,186 of which $399,894 was generated through the sale of our common stock; $428,345 was generated through the sale of unit purchase options; and $2,156,947 was generated through the sale of our Series A Preferred stock. For common stock sales, we issued 134,785 shares to foreign investors priced between $1.50 and $3.00. For Unit Purchase Options, we issued 856,690 units to existing shareholders at a price of $.50 per Unit. Each Unit Purchase Option consists of two shares of common stock exercisable at $1.00 per share until December 31, 2011. We issued 215,695 shares of Series A Preferred stock at $10.00 per share to existing shareholders. Commissions and finder’s fees of $168,755, $180,761 and $910,228, respectively, were incurred in connection with sales of the common stock, Unit Purchase Options and Series A Preferred stock during the year ended December 31, 2009. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances of securities to stockholders residing in the United States.

          From January 1, 2010 through December 31, 2010, we raised total gross proceeds of $2,002,705 of which $5,000 was generated through the sale of our Unit Purchase Options and $1,997,705 was generated through the sale of our Series A Preferred stock. There were no sales of common stock during 2010. For Unit Purchase Options, we issued 10,000 units to existing shareholders at $.50 per Unit. We issued 199,770 shares of Series A Preferred stock at $10.00 per share issued to existing shareholders. Commissions and finder’s fees of $2,253 and $900,034, respectively, were incurred in connection with sales of the Unit Purchase Options and Series A Preferred stock during the year ended December 31, 2010. These sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances of securities to stockholders residing in the United States.

ITEM 6.	SELECTED FINANCIAL DATA

          As a “smaller reporting company” we are permitted to scale disclosure and therefore, are not providing the information contained in this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Our financial statements are consolidated to include the accounts of Scorpion Performance, Inc. and its subsidiaries. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this registration statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this registration statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in Item 1A of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OUTLOOK

          Our core business is the high performance automotive parts aftermarket. During 2010, the automotive parts aftermarket saw a slow and gradual recovery from the recession that impacted the automobile industry in general. We experienced an increase in purchase orders during the first three quarters of 2010, and we ended 2010 with net revenues of $4.2 million as compared to net revenues of $2.7 million for the year ended 2009.

          On March 7, 2011, we relocated 90% of operations from our Fort Lauderdale facility to our Ocala facility. Our Anodize division continued to operate in the Fort Lauderdale facility until relocated to Ocala in July 2011. We are now fully functional in our new space. With the build out behind us, we are now able to focus on production and believe we are now positioned to increase our sales and launch new products and lines.

          In spite of restrictions on available cash, we managed to maintain liquidity with proceeds from the sale of our Series A Preferred stock to foreign investors. However, a side effect of the 2009, 2010 economic recession was erosion in investor confidence both in the US and abroad and as a result, proceeds from sales of our securities, overall, generated less capital than we have experienced in prior years. We can offer no assurance that we will be able to continue to supply our liquidity needs from foreign sources. Further, the ongoing credit crunch continues to restrict access to liquidity sources that we might otherwise have had in the past. In December 2010 we obtained approximately $1.25 million in aggregate proceeds from an unrelated third party private lender and from an equipment sale and leaseback. To the extent financing remains available, we may pursue additional debt financing which may involve significant cash obligations, may require us to further encumber our properties and assets, may result in repayment terms that are unfavorable to us, and/or covenants that restrict our ability to operate our business.

SIGNIFICANT ACCOUNTING POLICIES

          Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of our year end audited consolidated financial statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

          Cash and Equivalents — We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. During the period ended December 31, 2010 we have not experienced any losses in such accounts.

          Accounts Receivables — Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. In estimating credit risk, management considers the customer’s specific performance history with other vendors, credit bureau reports and industry reputation. During the year ended December 31, 2010 no losses have been incurred from uncollectable accounts.

          Inventory — Inventories are reported on the lower of cost (FIFO) or market value basis. We periodically perform an evaluation of inventory for excess and obsolete items. Such evaluations include evaluating the marketability of raw materials, subcomponent parts, the existence of an open active customer purchase order for work in process, the salability of any finished goods and the usability of any packaging materials. Since finished goods are built to order on a “just in time” basis and generally ship within a few weeks of production. We do not build product for speculation. The bulk of the inventory value is in raw materials or work in process. Work in process is covered by a customer purchase order. Raw materials inventory is composed primarily of steel rods and aluminum billets. Both materials are fungible and excess inventory, if any, can be readily liquidated in the open market. During the year ended December 31, 2010 no obsolescence losses have been recorded.

          Revenue Recognition —Revenue is recognized in accordance with the provisions of ASC Topic 605, “Revenue Recognition”, which states that revenue is realized or realizable and earned when all of the following four criteria are met:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the seller’s price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.

These conditions are typically met, both for product sales and anodized services, upon shipment of finished products to our customers.

          Impairment of Intangibles and Long-Lived Assets — We periodically review our long-lived and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with ASC 360-10. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. We assess the recoverability of the assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. For the year ended December 31, 2010, we performed an analysis that resulted in us writing down approximate $400,000 on our former Fort Lauderdale manufacturing facility after a reassessment of current real property values and also recording an impairment on our Ocala facilities in the amount of approximately $1.3 million.

RESULTS OF OPERATIONS

          The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the years ended December 31, 2010 and December 31, 2009. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this Report.

Restatement and Reclassification of Financial Statements

          In preparing the Company’s 2010 consolidated financial statements, management reviewed the prior year’s audit and determined that errors had occurred in the Company’s previously issued consolidated financial statements for the year ended December 31, 2009. The errors relate to beginning inventory and ending inventory for the year ended December 31, 2009 both of which were inadvertently overstated due to misapplication of labor and overhead. As a result of the overstated beginning inventories at January 1, 2009 and overstated ending inventories as of December 31, 2009, the Company erroneously overstated costs of sales for the year ended December 31, 2009. The net effect of the correction of these errors was to:

•	Decrease the Company’s reported total assets as of December 31, 2009 by $245,320 from $11,792,917 to $11,547,597;

•	Decrease the Company’s reported net loss for the year ended December 31, 2009 by $26,994 from $1,907,214 to $1,880,220; and

•	Increase the Company’s reported accumulated deficit as of December 31, 2009 by $245,320 from $11,290,125 to $11,535,445.

          In addition, the Company segregated capital lease obligations from its notes payable in the balance sheet as of December 31, 2009, and certain operating expenses were reclassified into costs of sales for the year ended December 31, 2009. These reclassifications have no effect on previously reported net losses or loss per share; however, the net effect of the correction of the errors as stated above was to:

•

Increase the Company’s reported cost of sales as of December 31, 2009 by $1,073,427 from $(1,707,131) to $(2,780,558) resulting in gross profits of $(56,759) as compared to $686,754 as previously reported;

•	Decrease selling and marketing expenses as of December 31, 2009 by $275,559 from $551,198 to $275,599;

•	Decrease general and administrative expenses as of December 31, 2009 by $824,822 from $1,544,698 to $719,876; and

•	Decrease total Operating Expenses as of December 31, 2009 by $1,100,421 from $2,734,115 to $1,633,694.

Results of Operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009

NET INCOME

          Net Revenue for the year ended December 31, 2010 was $4,228,833 an increase of $1,505,034 or 55% as compared to revenue of $2,723,799 for the year ended December 31, 2009. The increase was due to orders we received from GM and Mercury. Our revenue is derived primarily from the sales of Scorpion brand and private label automotive products through Scorpion Racing Products; anodizing services through Scorpion Anodize; and medical components through Scorpion Medical less refunds and allowances. Handling and freight income represents the amounts billed to distributors for shipping costs. Revenues by source for 2010 and 2009 shown as a percentage of net revenue are as follows:

REVENUE BY SOURCE

	Year Ended December 31, 2010		Year Ended December 31, 2009		Change From Prior Year
PRODUCTS
Scorpion Racing Products:
Rocker arms, Scorpion brand	$1,510,729	36%	$951,421	35%	$559,308	59%
Rocker arms, private label	$2,084,127	49%	$1,407,597	52%	$676,530	48%
Lifter, pushrods, springs	$244,068	6%	—	—	—	—
Scorpion Medical	$5,000	—	—	—	—	—

FREIGHT INCOME	$25,968	1%	$16,579	1%	$9,389	57%
REFUNDS & ALLOWANCES	$(9,703)	0%	$(6,013)	0%	$(3,690)	61%

Total Products	$3,860,189	91%	$2,369,584	87%	$1,241,537	52%

SERVICES
Scorpion Anodize:
Racing products	$94,560	2%	$156,994	6%	$(62,434)	-40%
Medical components	$274,084	6%	$197,221	7%	—	—

Total Services	$368,644	9%	$354,215	13%	$14,429	4%

NET REVENUE	$4,228,833	100%	$2,723,799	100%	$1,505,034	55%

          Cost of sales and services for the year ended December 31, 2010 was $3,352,707 a difference of $572,149 or 21% as compared to cost of sales of $2,780,558 (as restated) for the year ended December 31, 2009. We attributed $281,159 of the increase to increased sales volume and $290,990 to increased costs of production labor in connection with the additional sales volume.

          Total operating expenses for the year ended December 31, 2010 were $3,890,485 an increase of $2,256,791 or 138% as compared to total expenses of $1,633,694 (as restated) for the year ended December 31, 2009. The increase is primarily a result of the following:

•	Selling and marketing expenses increased $38,850 or 14% as a result of our redirecting advertising and promotion of Scorpion Racing Products;

•

Research and development expenses increased $22,282 or 17% due to tooling redesign for private label rocker arms, and designing medical device tooling for production in our subsidiary Scorpion Medical;

•	Salaries and benefits expense increased $62,656 or 12% as a result of an increase of payroll taxes for additional employees and reclassification of vacation time to nonproduction status;

•	General and administrative expense increased $112,951 or 16% primarily due to:

•	$13,455 increase incurred in moving equipment from Fort Lauderdale facility to Ocala facility;

•	$75,418 increase due to loan costs for loan proceeds we received in December 2010;

•	$11,260 increase attributed to equipment repair and maintenance; and

•	$54,413 increase in property taxes for the Ocala Adjacent Property and our Fort Lauderdale facility.

The foregoing increases were offset by a $274,664 loss on the sale of equipment in connection with an equipment lease agreement.

          As discussed under “Impairment of Intangibles and Long-Lived Assets” under the heading “Significant Accounting Policies” and elsewhere in this 10-K, we recorded an impairment expense related to our property and equipment as follows:

•	A fair market write down of $404,388 on our building in Ft. Lauderdale that is now for sale; and

•	A fair market write down of $1,341,000 on our building improvements to the Ocala facility.

          Other Income (Expense) for the year ended December 31, 2010 was ($269,800) an increase of $80,033 or 42% as compared to other income of $(189,767) for the year ended December 31, 2009. This category is composed of interest income net of interest expense. The increase in expense is primarily a result of increase in interest expense on notes and obligations related to a lease buyback, a mortgage on our Ocala property and the purchase of the Ocala Adjacent Property; Expenses were offset by net rental income of $52,000 from a tenant leasing a portion of the Ocala Adjacent Property. See discussion under the heading “Material Commitments” under Liquidity and Capital Resources.

          Net Income (Loss). We realized a net loss of $3,284,159 for the year ended December 31, 2010 as compared to a net loss of $1,880,220 (as restated) for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 2010, we had an accumulated deficit of $(14,819,604) and cash and cash equivalents of $878,982. For the year ended December 31, 2009, our accumulated deficit and cash equivalents were $(11,535,445) and $13,524, respectively. As a result, our independent public auditors have raised doubt about our ability to continue as a going concern and have included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.

          Our primary sources of cash during our last two fiscal years have been rocker arm operations, anodizing services and the sale of our equity securities. Our cash flows from operations are derived primarily from the manufacture and distribution of high performance auto parts, particularly rocker arms. Cash flows from our anodizing services are dependent upon the revenue generated from third party customers. Anodizing services are primarily a component of our rocker arm manufacturing process that other manufacturers utilize from time to time for both automotive applications as well as non-automotive applications including medical components and equipment. Based on purchase orders we have received during the first quarter of 2011, we believe that sales of products, in general, and anodizing services will increase during 2011 and reduce our reliance on investments from shareholders.

Since 2004, we have sold shares of our common stock, unit purchase options and our Series A Preferred stock to non-US resident investors in offerings intended to meet the exemptions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act). Funds received from the sale of securities have been used for operational purposes and equipment purchases. Proceeds from the sales of our securities for the last two fiscal years is as follows:

	Common Stock	Unit Purchase Options	Series A Preferred Stock	Selling Expenses	Net Proceeds
2009	$399,894	$428,345	$2,156,947	$1,259,744	$1,725,442
2010	—	$5,000	$1,997,705	$902,287	$1,100,418

          We also generate cash through the lease of approximately 40,000 square feet of our Ocala Adjacent Property from an unrelated third party tenant. We assumed this lease on January 1, 2010. This lease requires that the tenant to pay monthly rent of $12,775, plus insurance and sales tax. In August 2010, we extended the term of the lease to September 2011. The lease does not contain any further renewal options or rent escalation clauses. In August of 2011, we anticipate that a new lease will be negotiated with the existing tenant with the same or similar terms.

          Although we increased our accumulated deficit in 2010 by $3,284,159 due to a net loss in 2010, $1,745,388 of that loss was the result of an impairment of our assets and $700,005 was the result of depreciation and amortization of our assets.

          We believe that our operations, which expanded in 2010 over 2009, will continue to grow and ultimately will become profitable and self-sustaining. Once that milestone is reached, the primary uses of cash will be for capital expenditures, research and development, repayment of debt and pursuit of new business opportunities. These cash uses are typically more discretionary in nature and can be delayed or scaled back as the need arises. As part of our funding plan, we will continue to seek capital from foreign investors to the extent such capital is available. While we have raised capital to meet our working capital and financing needs in the past, additional financing may be required in order to meet our current and projected cash flow requirements from operations and development. We currently have no commitments for financing. There is no guarantee that we will be successful in raising any funds required.

Cash Flows for the Year Ended December 31, 2010

Cash Flows from Operating Activities

          Operating activities used net cash for the year ended December 31, 2010 of $575,273. Net cash used reflects an adjusted net loss for the year ended of approximately $564,102 as adjusted for various items that impact net income but do not impact cash during the period, such as depreciation, impairment and amortization. Net cash used also reflects $11,171of cash provided from net changes in working capital items, which included:

•	a $33,043 decrease in accounts receivable due to new accounts with longer collection periods;

•	a $74,579 decrease in inventory costs due to a decrease in WIP and finished goods ready to be shipped;

•	a $8,054 decrease in other current assets as a result of a utility deposit; and

•	a $104,505 increase in accounts payable and accrued expenses as a result of timing of invoices received.

Cash Flows used in Investing Activities

          Our investing activities used $16,774 in net cash during the year ended December 31, 2010. Net cash used is composed entirely of capital expenditures for equipment and outfitting the Ocala facility and includes proceeds from the sale lease back.

Cash Flows from Financing Activities

          Our financing activities provided net cash of $1,457,506 for the year ended December 31, 2010. We raised net proceeds of $2,747 and $1,097,671 through the sale of our unit options and Series A Preferred stock, respectively. We received $364,916 in proceeds from a commercial loan secured by our primary Ocala Facility as discussed under “Material Commitments” below.

Financial Position

          Our total assets decreased $929,619 or 8% to $10,617,978 as of December 31, 2010 from $11,547,597 as of December 31, 2009 due primarily to a $1,745,388 decrease in property and equipment following a write down to market value of our Ft. Lauderdale and Ocala property and a write-down on equipment under the equipment lease agreement. The decrease was offset by an increase of $865,458 in cash consisting of proceeds from a secured third party loan to finish the build out of the Ocala facility and cash from an equipment lease agreement both of which are discussed under the heading “Material Commitments”. Current assets also increased due to a $74,579 increase in inventories.

Material Commitments

          Stock Buy Back Secured by Fort Lauderdale Facility. In May 2008, the Company entered into an agreement with a former director to buy back 10,000,000 shares of the Company’s common stock for the aggregate purchase price of $2,500,000. Under the terms of the Stock Purchase Agreement, the Company purchased the shares at a price of $0.25 per share with a cash purchase price of $500,000 and the balance of $2,000,000 in the form of a Note secured by and subject to a Mortgage and Security Agreement on the Company’s facility and real property located in Broward County, Florida. Under the terms of the Note, the Company is $2,000,000, together with 7% interest per annum payable monthly until January 1, 2013 (the “Due Date”). The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. The Company may also extend the Due Date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018. As of December 31, 2010, we owe $1,686,514 on the Note and have exercised our option to pay interest only.

          On March 10, 2011, the Company received a Writ of Garnishment After Judgment related to a judgment due from Mr. Golan to Marc Puleo (Case No. 03-6132 CA 22, filed in the 11th Circuit Court in and for Miami-Dade County, Florida). The Company expects Mr. Puleo to make demand for payment of the amounts due and owing under the Company’s obligation to Mr. Golan unless Mr. Golan moves to dismiss the writ.

          Purchase of Ocala Adjacent Property. On December 22, 2009, we acquired 11.73 acres adjacent to our Ocala facility at 5407 NW 44th Avenue, Ocala, FL 34482, for $2,000,000 with seller financing in the form of a three year 6% interest only promissory note, at which time the entire unpaid balance of principal and accrued interest shall be due and payable in full. The note is secured by a mortgage on the Ocala Adjacent Property and an assignment of the rents from the Ocala Adjacent Property in the event we default on the note. As of December 31, 2010, we owe $2,000,000 on the note.

          Equipment Lease and Loan. During 2009, the Company executed two capital leases with an unrelated third party to acquire $385,927 of manufacturing equipment for the Ocala facility. Under the terms of the leases, we are required to make 60 monthly payments of $7,585 bearing interest at 6.9%. The outstanding balance due at December 31, 2010 was $191,026. During December 2010, the Company entered into a two year commercial equipment lease agreement with an unrelated third party in which we sold and then leased back our equipment in exchange for $850,325. As with the proceeds from the commercial loan, we used these proceeds to finish the build out of our Ocala facility. Under this agreement, we pay 19% interest paid in weekly payments of $5,280 with a final payment of $229,587 due on December 15, 2014. The loan may be paid off beginning after December 2011 subject to prepayment penalties and is subject to a personal guarantee of the Stopanios. Upon payment in full, the Company has the right to buy back the equipment at a substantially reduced value based on an estimated current liquidation value. The encumbered equipment consists of approximately 70% of our equipment located at our Ocala facility. The payment obligations under the agreements are secured by the equipment and if we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under this agreement, our debt obligation may be accelerated which would significantly reduce our cash position which would which would significantly reduce our cash position and/or we may lose the right to possess and operate the equipment necessary to support our business, which would substantially impair our ability to produce our products and would have a material adverse effect on our results of operations and ability to generate revenue.

          Commercial Loan Secured by Ocala Facility. We acquired our primary Ocala facility for cash in July 2007. During December 2010, we entered into a commercial loan agreement with an unrelated private lender for $400,000 at 12% interest payable in monthly payments of $8,898 due on the first of every month until paid in full on or before December 1, 2015. We used these proceeds to finish the build out of our Ocala facility. The note is secured by and subject to a mortgage on our primary Ocala Facility; an assignment of rents in the event we default on the note; and a security agreement covering certain personal property including buildings, improvements, fixtures, machinery, equipment and other property located at our primary Ocala Facility. The note is also subject to personal guaranties of Robert Stopanio and Teresa Stopanio. Because our payment obligations under the loan are secured by our primary Ocala facility and certain equipment and personal property, if we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under this loan or if we default on any provision of the loan documents, our debt obligation may be accelerated which would significantly reduce our cash position and/or we may lose our primary Ocala facility through foreclosure and/or we may lose the right to possess and operate the equipment necessary to support our business, which would substantially impair our ability to produce our products and would have a material adverse effect on our results of operations and ability to generate revenue.

          Purchase Commitments for Raw Materials. We had no outstanding purchase commitments to purchase raw materials as of December 31, 2010.

OFF BALANCE SHEET ARRANGEMENTS

          None.

RECENT ACCOUNTING PRONOUNCEMENTS

          Refer to Note 2 to our consolidated financial statements attached as an exhibit to this Report.

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

          On February 20, 2011, Jewett, Schwartz, Wolfe & Associates (“JSW”) advised us that its audit practice was acquired by RBSM LLP (“RBSM “). On February 22, 2011, the Company engaged RBSM as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010. We have no changes or disagreements with either JSW or RBSM. The Company’s related Current Report on Form 8-K as filed on February 25, 2011 is incorporated by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2010. As discussed below, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies. The Company had unresolved accounting issues involving impairment of assets as of December 31, 2010, as described further in Note 6 to the consolidated financial statements, that prevented us from meeting the filing deadline for this Form 10-K. To remedy, the Company conducted the requisite impairment analyses for the period ended December 31, 2010 and increased focus will be placed on testing of any assets recorded on the Company’s balance sheet in future filings. In addition to the impairment issue and as described further in Note 3 to the consolidated financial statements, management reviewed the prior year’s audit and determined that errors relating to inventory overhead allocation had occurred in the Company’s previously issued consolidated financial statements for the year ended December 31, 2009. In light of this error, management determined that a restatement of the prior year’s financial statements would be necessary to correct the errors which further delayed the timely filing of this Form 10-K.

          We believe that the foregoing steps have remediated the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Further, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the years ended December 31, 2009 and 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that, despite the foregoing weaknesses, our consolidated financial statements for the years ended December 31, 2009 (as restated) and 2010 are fairly stated, in all material respects, in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

          The following table sets forth certain information regarding our executive officers, key employees and directors.

Name	Age	Position
Robert Stopanio	47	Director, Chairman, President
Teresa Stopanio	48	Secretary, Office Manager
Luke Whalen	29	Chief Operating Officer
Karen Rodgers	56	Controller

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

Compliance with Section 16(a) of the Exchange Act

          Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2010, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Code of Conduct

          In 2008, the Company adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Financial Code of Business Conduct was filed as Exhibit 14 to our 2008 Annual Report on Form 10-K on April 15, 2009 and remains in effect with no modifications.

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

SUMMARY COMPENSATION TABLE

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Stopanio, President (1)	2010	132,500	-0-	0.	-0-	-0-	-0-	-0-	132,500
	2009	132,500	-0-	-0-	-0-	-0-	-0-	-0-	132,500
Teresa Stopanio, Office Manager	2010	132,500	-0-	-0-	-0-	-0-	-0-	-0-	132,500
	2009	132,500	-0-	-0-	-0-	-0-	-0-	-0-	132,500
Karen Rodgers, Controller	2010	54,000	-0-	-0-	-0-	-0-	-0-	-0-	54,000
	2009	54,000	-0-	-0-	-0-	-0-	-0-	-0-	54,000

(1)

Mr. Stopanio is entitled to receive up to 500,000 shares of Series B Preferred stock which carries 30 votes on matters submitted to shareholders for voting purposes and is subject to transfer and conversion restrictions. As December 31, 2010, no shares of Series B Preferred stock have been issued to Mr. Stopanio.

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

          The following table sets forth annual compensation for our directors during 2010.

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

          The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of December 31, 2010, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 5817 NW 44 Avenue, Ocala, FL 34482.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Common Stock	Robert Stopanio(1)(2)(3)	10,000,000	27.5%
Common Stock	Teresa Stopanio(1)(2)	10,000,000	27.5%
Common Stock	Scorpion Performance, Inc. (2)	10,000,000	27.5%
Common Stock	Karen Rodgers	—	—
Common Stock	Luke Whalen	—	—
	All current officers and directors as a group (4 persons)	20,000,000	55%

(1)

Robert and Teresa Stopanio are husband and wife and hold an aggregate of 10,000,000 shares of common stock as joint tenants with right of survivorship. Mr. Stopanio is our President and Principal Executive Officer; Mrs. Stopanio is our Office Manager and oversees general administrative functions of the Company and its subsidiaries.

(2)

The shares were acquired by the Company from Yali Golan and Leslie Golan pursuant to the Stock Purchase Agreement dated May 2, 2008 and filed as an exhibit to our Form 8-K on May 5, 2008. Under the terms of the Stock Purchase Agreement, the Golans transferred to the Company all of the voting rights in and to the shares. As officers of the Company, Robert and/or Teresa Stopanio may be designated by the Company, as proxy, to vote the Shares at any meeting of the shareholders of the Company and/or upon any and all matters to be decided by a vote of the shareholders eligible to vote. As a result of the buy back, Robert and Teresa Stopanio, who jointly own 10,000,000 shares or approximately 27.5% of the voting stock of the Company, may, as officers of the Company, control the voting rights to an aggregate of 20,000,000 shares or approximately 55% of the voting capital stock of the Company. See discussion under the heading “Material Commitments” in Liquidity and Capital Resources.

(3)

Does not include up to 500,000 shares of common stock underlying shares of Series B Preferred stock, which as of December 31, 2010, have not been issued to Mr. Stopanio. The Series B Preferred pays no dividends, carries 30 votes on matters submitted to shareholders for voting purposes and is subject to transfer and conversion restrictions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

          Robert Stopanio, our President and director, and Teresa Stopanio, our Office Manager are husband and wife and founders of the Company.

          In May 2008, the Company entered into a Stock Purchase Agreement with Yali Golan, a director and beneficial shareholder of the Company, to buy back 10,000,000 shares of the Company’s common stock held by Mr. Golan, and his spouse, as joint tenants for an aggregate purchase price of $2,500,000 of which $500,000 was paid at closing and the balance payable pursuant to a secured promissory note. A full description of the transaction is set forth under the heading “Material Commitments” under Liquidity and Capital Resources.

          In July 2009, the Company authorized the issuance of 500,000 shares of preferred stock designated as Series B Preferred Stock to Mr. Stopanio in lieu of a cash bonus for Mr. Stopanio’s development of a manufacturing incubator and a medical components manufacturing division which will be operated through the Company’s subsidiary, Scorpion Medical, Inc. The Series B Preferred stock is not entitled to dividends. Each share of the Series B Preferred Stock carries 30 votes on matters submitted to shareholders for voting purposes and Mr. Stopanio may convert shares to common stock of the Company only upon a change of control in the management and ownership of the Company. Further, Mr. Stopanio may only transfer the shares to immediate family members. As of the date of this Report, no shares of Series B Preferred Stock have been issued.

          In connection with the Company’s equipment lease and secured commercial loan, both of which were entered into in December 2010, Robert and Teresa Stopanio each provided a personal guaranty. No compensation was paid to Mr. Stopanio or Mrs. Stopanio in connection with these guarantees. See discussion about the equipment lease and the secured commercial loan under the heading “Material Commitments” under Liquidity and Capital Resources.

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

Audit Fees

          For the fiscal years ended December 31, 2010 and 2009, Jewett, Schwartz, Wolfe & Associates, our former principal accountant, billed approximately $45,000 and $45,000, respectively, for the audit of our annual financial statements.

Audit-Related Fees

          There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2010 and 2009.

Tax Fees

          There were no fees billed for tax compliance, tax advice, and tax planning services for fiscal years 2010 and 2009.

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

          Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following documents are filed as part of this Annual Report on Form 10-K:

(b)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Scorpion Performance, Inc., dated April 16, 2004 (1)

3.2	Amendment to Articles of Incorporation of Scorpion Performance, Inc., dated April 20, 2004 (1)

3.3	Amendment to Articles of Incorporation of Scorpion Performance, Inc., dated October 10, 2007 (1)

3.4	Amendment to Articles and Designation of Series A 10% Preferred Stock, dated July 15, 2009 (2)

3.5	Amendment to Articles and Designation of Series B Preferred Stock, dated November 9, 2009 (3)

3.4	Bylaws of Scorpion Performance, Inc. (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Unit Purchase Option Agreement (4)

10.4	2007 Scorpion Performance, Inc. Equity Incentive Plan (1)

10.8	Stock Purchase Agreement between Scorpion Performance, Inc. and Yali and Leslie Golan, dated May 2, 2008 (5)

10.9	Secured Note to Yali and Leslie Golan, dated May 2, 2008 (5)

10.10	Mortgage and Security Agreement between Scorpion Performance, Inc. and Yali and Leslie Golan, dated May 2, 2008 (5)

14	Code of Ethics (6)

21	Subsidiaries

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Form 10-SB, (SEC File No. 000-52859) filed on October 12, 2007.

(2)	Filed as an exhibit to Form 8-K filed on July 20, 2009.

(3)	Filed as an exhibit to Form 10-Q for the period ended September 30, 2009 filed on November 16, 2009.

(4)	Filed as an exhibit to Amendment 1 to Form 10-SB, (SEC File No. 000-52859) filed on February 11, 2008.

(5)	Filed as an exhibit to Form 8-K filed on May 5, 2008.

(6)	Filed as an exhibit to Form 10-K for the period ended December 31, 2008 filed on April 15, 2009.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 22, 2011

Scorpion Performance, Inc.

By:	/s/ Robert Stopanio
Robert Stopanio
President and Principal Executive Officer

          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Stopanio
Robert Stopanio	President and Principal Executive Officer	July 22, 2011

/s/ Karen Rodgers
Karen Rodgers	Controller and Principal Accounting Officer	July 22, 2011

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report covering the last fiscal year or proxy materials with respect to any annual or other meeting of security holders has been sent to our stockholders. An annual report and proxy materials may be sent to our stockholders subsequent to the filing of this Form 10-K. In such event, we shall furnish to the Securities and Exchange Commission copies of any annual report or proxy materials that is sent to our stockholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
      SCORPION PERFORMANCE, INC.
      Ocala, Florida

We have audited the accompanying balance sheet of SCORPION PERFORMANCE, INC. (the “Company”) as of December 31, 2010, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of SCORPION PERFORMANCE, INC. as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a significant loss from operations for the year ended December 31, 2010 and has significant accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
July 21, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
     SCORPION PERFORMANCE, INC.
     Ocala, Florida

We have audited the accompanying balance sheet of SCORPION PERFORMANCE, INC. (the “Company”) as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCORPION PERFORMANCE, INC. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the financial statements, the Company restated its financial statements for the above periods primarily for correcting the application of overhead to inventory.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has suffered recurring losses and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
March 18, 2010 except for Note 2 and 3, which is July 21, 2011

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009 (as restated)
ASSETS

Current Assets:
Cash and cash equivalents	$878,982	$13,524
Accounts receivable	299,148	266,106
Inventories	1,220,362	1,145,783
Other current assets	34,956	35,770
Total Current Assets	2,433,448	1,461,183

Property and equipment, net	8,175,661	10,086,414
Other assets	8,869	—

Total Assets	$10,617,978	$11,547,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$966,257	$446,266
Capital lease - current portion	210,321	91,697
Notes payable - current portion	476,377	413,640
Total Current Liabilities	1,652,955	951,603

Capital lease, long term portion	826,920	191,026
Notes payable, long term portion	3,605,238	3,272,874

Total Liabilities	6,085,113	4,415,503

Stockholders’ Equity:
Series A 10% Convertible Preferred stock, no par value, 1,500,000 shares authorized, 415,465 and 215,695 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	2,344,390	1,246,719
Series B Convertible Preferred stock, par value $.0001 per share, 500,000 shares authorized, -0- issued and outstanding at December 31, 2010 and December 31, 2009.	—	—
Common stock, par value $.0001 per share, 100,000,000 authorized, 36,162,418 and 36,174,455 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	3,617	3,618
Additional paid in capital	19,504,461	19,917,201
Treasury stock, at cost, 10,000,000 shares	(2,500,000)	(2,500,000)
Accumulated deficit	(14,819,604)	(11,535,445)

Total Stockholders’ Equity	4,532,864	7,132,093

Total Liabilities and Stockholders’ Equity	$10,617,978	$11,547,597

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2010	December 31, 2009 (as restated)

Revenues, net	$4,228,833	$2,723,799

Operating costs and expenses:
Cost of sales and services	3,352,707	2,780,558
Selling and marketing expenses	314,449	275,599
Research and development	151,250	128,968
Salaries and employee benefits	571,907	509,251
General and administrative	832,827	719,876
Impairment expense	1,745,388	—
Loss on sale of equipment, net	274,664
Total Operating Costs and Expenses	7,243,192	4,414,252

Loss from Operations	(3,014,359)	(1,690,453)

Other Income (Expense):
Rental income, net	52,304	—
Lawsuit settlement	—	(15,000)
Interest income	51	2,058
Interest expense	(322,155)	(176,825)
Total Other Income (Expense)	(269,800)	(189,767)

Net Loss Before Income Taxes	$(3,284,159)	$(1,880,220)

Income Taxes Provision (Benefit)	—	—
Net Loss	(3,284,159)	(1,880,220)
Preferred Stock Dividend	(415,487)	—
Net Loss Attributable to Common Shareholders	$(3,699,646)	$(1,880,220)

Weighted Average Common Shares Outstanding -
Basic and Diluted	36,165,117	36,174,996

Loss per Common Share - Basic and Diluted	$(0.10)	$(0.05)

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2010	December 31, 2009 (as restated)

Cash Flows From Operating Activities:
Net Loss	$(3,284,159)	$(1,880,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from sale of assets	274,664	—
Depreciation	700,005	549,146
Impairment	1,745,388	—

Changes in Operating Assets and Liabilities:
Accounts receivable	(33,043)	(83,565)
Inventories	(74,579)	(81,773)
Other current assets	(8,054)	292,813
Accounts payable and accrued expenses	104,505	(31,036)
Net Cash Used In Operating Activities	(575,273)	(1,234,635)

Cash Flows from Investing Activities:
Proceeds from sale of equipment	792,529	—
Purchase of property and equipment	(809,303)	(3,057,843)
Deposits	—	—
Net Cash Used In Investing Activities	(16,774)	(3,057,843)

Cash Flows from Financing Activities:
Repayment of notes payable	(7,828)	—
Proceeds from notes payable	364,916	2,282,723
Issuance of common stock, net of costs and fees	—	231,139
Issuance of Series A preferred stock, net of costs and fees	1,097,671	1,246,719
Issuance of unit purchase options, net of costs and fees	2,747	247,584
Net Cash Provided By Financing Activities	1,457,506	4,008,166

Net Increase (Decrease) in Cash	865,459	(284,312)

Cash, Beginning of Year	13,524	297,837

Cash, End of Year	$878,982	$13,524

Supplemental Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$322,155	$176,825

Non-Cash Investing and Financing Transactions:
Assets acquired under capital lease	$850,325	$385,936

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional Paid-In-Capital	Accumulated Deficit		Total Stockholders’ Equity
	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount			Treasury

Balance December 31, 2008 (restated)	36,039,670	$3,604		$—	$19,438,492	$(9,655,224)	$(2,500,000)	$7,286,871

Issuance of common stock for cash, net of costs and fees	134,785	14			231,125			$231,139
Issuance of Series A preferred stock, net of costs and fees			215,695	1,246,719				1,246,719
Sale of unit purchase options, net of costs and fees					247,584			247,584

Net Loss						(1,880,220)		(1,880,220)

Balance December 31, 2009 (restated)	36,174,455	$3,618	215,695	$1,246,719	$19,917,201	$(11,535,444)	$(2,500,000)	$7,132,093

Cancellation of common stock	(12,037)	(1)						$(1)
Issuance of Series A preferred stock, net of costs and fees			199,770	1,097,671				1,097,671
Sale of unit purchase options, net of costs and fees					2,747			2,747
Series A preferred stock dividend					(415,487)			(415,487)

Net Loss						(3,284,159)		(3,284,159)

Balance December 31, 2010	36,162,418	$3,617	415,465	$2,344,390	$19,504,461	$(14,819,603)	$(2,500,000)	$4,532,864

See accompanying notes to the financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Scorpion Performance, Inc. (the “Company”) is a Florida company established on December 17, 1999, for the initial purpose of manufacturing high-grade rocker arms for high performance automobiles. From rocker arms, the Company expanded its product line to include lifters, pushrods, valves, valve springs, valve train stabilizers, throttle bodies, fuel rail kits and a variety of lubricants. The Company currently designs and manufactures a variety of branded and private label high performance engine valve train products and related components for automotive and marine original equipment manufacturers, or OEMs, and the related after-market. The Company also provides assembly services and sells products through its retail sales division, Scorpion Racing Products, Inc., a wholly owned subsidiary of the Company, with a corresponding e-commerce web site.

The Company has developed other manufacturing and service capabilities to enhance its automotive parts business that includes Anodize, Inc., a wholly owned subsidiary of the Company, its in-house anodizing services to produce high-end finished products for a variety of uses in the automotive and other industries.

The Company has also developed other related manufacturing and service lines to augment its engine parts business which include Scorpion Medical Technologies Inc., a medical device company and a wholly owned subsidiary of the Company, which will manufacture non-FDA regulated components and assemblies for the medical industry; and World Waste Management LLC, a composting and waste management machine company and a wholly owned subsidiary of the Company.

Active Subsidiaries

Anodize, Inc. f/k/a Anodize, LLC (“Scorpion Anodize”) - In January 2004, the Company acquired 100% of the ownership interests in Anodize, LLC, a Florida limited liability company, through which the Company offers private label anodizing services under the trade name “Anodize” as well as anodize its own products. This subsidiary was converted into a corporation on October 15, 2010.

Scorpion Racing Products, Inc. (“Scorpion Racing Products”) – a Florida corporation formed in 2001 as Scorpion Racing, Inc., which remained inactive until 2008 when the name was changed to Scorpion Racing Products, Inc. We currently market and sell our automotive parts, including rockers, lifters, pushrods, springs and other automotive components through Scorpion Racing Products.

Scorpion Medical entities (“Scorpion Medical”) - Scorpion Medical Technologies, LLC, a Florida limited liability company formed in October 2008 and Scorpion Medical, Inc. f/k/a Scorpion Medical Technologies, Inc. a Florida corporation formed in August 2010. During the second quarter of 2010, the Company signed an agreement with a joint venture partner, Global-Med Technologies Group, Inc. (“GTG”) of Sarasota, Florida, to be the exclusive manufacturer of all medical products for GTG’s subsidiary companies. Through this joint venture, Scorpion Medical Technologies entities will provide design, prototyping, manufacturing, testing, clean room environment, quality control, distribution and inventory control services to produce medical components for GTG device companies.

World Waste Management, LLC – a Florida limited liability company formed in 2006 that remained inactive until the second quarter of 2010 when revived by the Company to redesign a concept product known as “Stable Mate”. The Stable Mate is an environmentally friendly industrial compacting machine that compresses and sanitarily bales manure using a process that converts the organic product into an alternative fuel source.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS (Continued)

Scorpion Real Estate Investments of Broward County, LLC (“SREIBC”) – a Florida limited liability company formed in June 2007 that holds title to the Company’s former facility in Broward County, Florida located at 3000 S.W. 4th Avenue, Fort Lauderdale, Florida 33315.

Scorpion Real Estate Investments of Marion County, LLC - (“SREIMC”) - a Florida limited liability company formed in June 2007 that holds title to the Company’s new 10.5 acre primary facility located at 5811 and 5817 N.W. 44th Avenue, Ocala, Florida 34482 (the “Ocala Plant”) and the 11.73 acre property located at 5407 N.W. 44th Avenue, Ocala, Florida 34482 (the “Ocala Adjacent Property”) of which approximately 40,000 square feet are currently leased to an unrelated third party (see Note 7).

Inactive Subsidiaries

Scorpion Rockers, Inc. - a Florida corporation formed in 2001. This subsidiary is currently not operational and was incorporated for the purpose of reserving the corporate name and preventing competitors from incorporating in the state of Florida under similar “Scorpion” names.

Manure Packing Systems, LLC - a Florida limited liability company formed in February 2006. This subsidiary is currently not operational and the Company does not expect this subsidiary to become operational in the near future.

Scorpion Real Estate of Marion County, LLC – a Florida limited liability company formed in March 2010 in connection with the acquisition of the Ocala Adjacent Facility.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Scorpion Performance, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a loss from operations of $3,014,359 and $1,690,453 for the years ended December 31, 2010 and 2009, respectively. Net cash used in operating activities was $575,273 and $1,234,635, respectively, for the years ended December 31, 2010 and 2009. Additionally, the Company has accumulated deficit of $14,819,604 as of December 31, 2010. These factors among others raised substantial doubt about the Company’s ability to continue as a going concern.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity or debt financing; however, there is no assurance of additional funding being available. These circumstances raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of useful lives of assets and related depreciation and amortization methods applied.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the years ended December 31, 2010 and 2009 the Company may have had cash deposits that exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions and has begun to spread its cash balances across several institutions, which the Company believes limits these risks.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009, cash and cash equivalents included cash on hand and cash in the bank

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2010 and 2009 the provision for doubtful accounts was $0 and $1,025 respectively.

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
For the Years Ended December 31, 2010 and 2009

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

Revenue Recognition

Revenue is recognized in accordance with the provisions of ASC Topic 605, “Revenue Recognition”, which states that revenue is realized or realizable and earned when all of the following four criteria are met:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the seller’s price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.

These conditions are typically met, both for product sales and anodized services, upon shipment of finished products or services rendered to our customers.

Revenue is derived primarily from the sales of Scorpion brand and private label automotive products through Scorpion Racing Products; anodizing services through Scorpion Anodize; and medical components through Scorpion Medical.

Revenues by source for the years ended December 31, 2010 and 2009, shown as a percentage of net revenue, are as follows:

	2010		2009
Revenues
Scorpion Racing Products:
Rocker Arms	$3,594,856	84%	$2,359,018	86%
Lifters, Pushrods, Springs	$244,068	6%	$—	—
Scorpion Anodize	$368,644	9%	$354,215	13%
Scorpion Medical	$5,000	—	$—	—
Freight Income	$25,968	1%	$16,579	1%
	$4,238,535	100%	$2,729,812	100%
Less Refunds and Allowances	$(9,703)		$(6,013)
Net Revenues	$4,228,833		$2,723,799

Cost of Sales

Cost of sales includes cost of raw materials, direct labor, production related depreciation, insurances, utilities, and taxes, inbound freight charges, and purchasing and receiving costs.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Refunds and Allowances

The Company provides a return policy permitting customers certain rights of return and replacement of products. The Company recognized refunds and allowances of $9,703 and $6,013 primarily for automotive products sold during 2010 and 2009, respectively. The returns from customers have not been significant, therefore the Company has considered the need for reserves for anticipated refunds based on historical return percentages.

Shipping and Handling

Handling and freight income represents the amounts billed to customers for shipping costs and is classified as revenue. Freight income totaled $25,967 and $16,579 for the years ended December 31, 2010 and December 31, 2009, respectively. Shipping and handling costs are expenses as incurred and are recorded as a component of costs of goods sold.

Segment Reporting

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company applies the management approach to the identification of its one reportable operating segment as provided in accordance with ASC 280-10. The information disclosed herein materially represents all of the financial information related to the Company’s only principal operating segment.

Advertising

Advertising costs are expensed as incurred and included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $206,657 and $293,193 for the years ended December 31, 2010 and December 31, 2009, respectively.

Research and Development

Costs are expensed as incurred. Research and development expense for the periods ended December 31, 2010 and 2009 were $151,250 and $128,967.

Product Warranty

The Company’s product warranty limits its exposure to replacement parts for defects in the manufacturing process. The Company’s precision robotic manufacturing process by design mitigates manufacturing defects. Accordingly, the cost associated with product warranty has historically been immaterial to warrant an accrual.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company periodically review its long-lived and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with ASC 360-10. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. We assess the recoverability of the assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The Company recognized impairment losses of $1,745,388 and $0 for the years ended December 31, 2010 and 2009, respectively (see Note 6).

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, capital leases, equity based compensation and depreciation and amortization.

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Stock options have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Common stock to be issued underlying Unit Purchase Options and Series A Preferred stock, were 39,629,276 and 37,611,571 for the years ended December 31, 2010 and 2009, respectively, and were excluded as common stock equivalents in the loss per share computation.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820-10 (the “Fair Value Topic”) which provides a framework for measuring fair value under GAAP for assets and liabilities that are recognized using fair values on a recurring basis. The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B) Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

The Company had no assets and liabilities that were measured on a recurring basis at fair value for the year ended December 31, 2010 using the market and income approaches.

Stock-Based Compensation

The Company has adopted the requirements of ASC 505, Equity Topic, under the modified prospective transition method. ASC 505 requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. The Company had no stock based compensation issued and outstanding at December 31, 2010 and 2009.

Reclassification and Restatement

Certain amounts in the prior year’s consolidated financial statements and the related notes have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share. The Company has restated its consolidated financial statements of the year ended December 31, 2009 to correct errors in the financial statements previously filed. The net effect of the correction of these errors is as described in Note 3.

Reliance on Key Personnel and Consultants

The Company is heavily dependent on the continued active participation of current executive officers, employees and key personnel. The loss of any of the senior management or key employees could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 that is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 3 – RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the year ended December 31, 2009 to correct errors in the financial statements previously filed. The errors relate to beginning inventory and ending inventory for the year ended December 31, 2009 that were both inadvertently overstated due to misapplication of labor and overhead. As a result of the overstated beginning inventories at January 1, 2009 and overstated ending inventories as of December 31, 2009, the Company erroneously overstated costs of sales for the year ended December 31, 2009. The net effect of the correction of these errors was to:

•	Decrease the Company’s reported total assets as of December 31, 2009 by $245,320 from $11,792,917 to $11,547,597;

•	Decrease the Company’s reported net loss for the year ended December 31, 2009 by $26,994 from $1,907,214 to $1,880,220; and

•	Increase the Company’s reported accumulated deficit as of December 31, 2009 by $245,320 from $11,290,125 to $11,535,445.

In addition, the Company segregated capital lease obligations from its notes payable in the balance sheet as of December 31, 2009, and certain operating expenses were reclassified into costs of sales for the year ended December 31, 2009. These reclassifications have no effect on previously reported net losses or loss per share. Following are reconciliations of the Company’s restatement of the Consolidated Balance Sheet as of December 31, 2009 and Consolidated Statement of Operations for the year ended December 31, 2009.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 3 – RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS (Continued)

CONSOLIDATED BALANCE SHEET FOR THE YEAR ENDED DECEMBER 31, 2009

	As reported	Adjustments		As restated
ASSETS
Current Assets:
Cash and cash equivalents	$13,524			$13,524
Accounts receivable	266,106			266,106
Inventories	1,391,103	(245,320)	(1)	1,145,783
Other current assets	35,770			35,770
Total current assets	1,706,503	(245,320)	(1)	1,461,183

Property and Equipment, net	10,086,414			10,086,414
Total Assets	$11,792,917	(245,320)	(1)	$11,547,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$446,266			$446,266
Capital lease – current portion	—	91,697	(2)	91,697
Notes payable-current portion	505,337	(91,697)	(2)	413,640
Total current liabilities	$951,603			$951,603

Capital lease, long term portion	—	191,026	(2)	191,026
Notes Payable, net of current portion	3,463,900	(191,026)	(2)	3,272,874
Total liabilities	4,415,503			4,415,503

Stockholders’ Equity:
Common stock	3,618			3,618
Preferred stock	2,156,947	(910,228)	(3)	1,246,719
Additional paid in capital	19,006,973	910,228	(3)	19,917,201
Treasury stock	(2,500,000)			(2,500,000)
Accumulated deficit	(11,290,125)	(245,320)	(1)	(11,535,445)
Total stockholders’ equity	7,377,414	(245,320)	(1)	7,132,093
Total Liabilities and Stockholders’ Equity	$11,792,917	(245,320)	(1)	$11,547,597

(1)	To correct overstated inventory at December 31, 2009.

(2)	To reclassify and segregate capital lease obligations from notes payable.

(3)	To reclassify and segregate issuance costs of preferred stock that has no par value.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 3 – RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009

	As reported	Adjustments		As restated
Revenues, net	$2,723,799			$2,723,799
Operating costs and expenses:
Cost of sales and services	1,707,131	1,073,427	(1),(2)	2,780,558
Operating expenses	2,734,115	(1,100,421)	(1)	1,633,694
Total costs and expenses	4,441,246	(26,994)		4,414,252

Loss from operations	(1,717,447)	26,994		(1,690,453)

Total other income(expense)	(189,767)			(189,767)

Net loss	$(1,907,214)	26,994		$(1,880,220)

Weighted average common shares outstanding - Basic and Diluted common shares	36,174,996			36,174,996
Loss per common share - Basic and Diluted	$(0.05)			$(0.05)

(1)	To reclassify certain operating expenses to cost of sales.

(2)	To correct overstated cost of sales as a result of overstated beginning and ending inventory.

The correction of the errors had no impact on cash flows for the year ended December 31, 2009:

	As reported	As restated
NET CASH USED IN OPERATING ACTIVITIES	$(1,234,635)	$(1,234,635)
NET CASH USED IN INVESTING ACTIVITIES	$(3,057,843)	$(3,057,843)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$4,008,166	$4,008,166

NOTE 4 – BUSINESS CONCENTRATIONS

Significant Customers

The Company markets its products and services to over 115 distributors and directly to original equipment manufacturers (OEMs). For the year ended December 31, 2010, the Company had three customers that accounted for a significant portion of its revenues through Scorpion Racing and in the aggregate accounted for over 47% of our annual revenue during 2010. For the years ended December 31, 2010 and 2009, the percentages of the Company’s revenues attributable to sales made to these customers were as follows:

	Year Ended December 31,
	2010	2009
CUSTOMER A	18%	17%
CUSTOMER B	10%	2%
CUSTOMER C	19%	20%
Total	47%	39%

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 4 – BUSINESS CONCENTRATIONS (Continued)

Accounts receivable due from these customers amounted to 18% (Customer A); 11% (Customer B); and 1% (Customer C) of the consolidated accounts receivable as of December 31, 2010 Accounts receivable due from Customers A and C accounted for 13% and 8%, respectively of the consolidated accounts receivable as of December 31, 2009.

Significant Suppliers

The Company has been able to rely on stockpiled inventory and when needed, to purchase raw material from a pool of 19 suppliers. During the year ended December 31, 2010, the Company had one supplier representing 15% of raw material purchased. Accounts payable due to this supplier accounted for 9% of the consolidated accounts payable as of December 31, 2010. The Company had no suppliers that accounted for more than 10% of raw material purchases during the year ended December 31, 2009.

NOTE 5 – INVENTORY

As of December 31, 2010 and December 31, 2009, inventory consisted of the following:

	December 31, 2010	December 31, 2009
		(as restated)
Raw materials	$201,484	$217,040
Work-in-progress	280,178	372,700
Finished goods	738,700	556,043
	$1,220,362	$1,145,783

NOTE 6 – PROPERTY AND EQUIPMENT

		December 31, 2010	December 31, 2009
			(as restated)
Land		$1,350,145	$1,350,145
Building	39 years	3,420,342	3,824,730
Furniture, fixtures and equipment (1)	5-10 years	5,139,924	7,989,480
Total		9,910,412	13,164,355
Less accumulated depreciation		1,734,751	3,077,941
Total		$8,175,661	$10,086,414

(1)	Includes equipment through capital leases (see Note 8).

For the year ended December 31, 2010, the Company performed an impairment assessment that resulted in writing down approximate $400,000 on it former Fort Lauderdale manufacturing facility after a reassessment of current real property values and also recorded an impairment on its Ocala facilities in the amount of approximately $1.3 million. The Company reviewed the assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with ASC 360-10. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. The Company assessed the recoverability of the assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. Depreciation expense for the twelve months ended December 31, 2010 and 2009 was $700,005 and $549,146, respectively.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 7 - NOTES PAYABLE

As of December 31, 2010 and 2009, notes payable consisted of the following:

	December 31, 2010	December 31, 2009
		(as restated)
Mortgage Payable – R. Walters (1)	$2,000,000	$2,000,000
Note Payable – Private Lender (2)	395,102	—
Stock Purchase Note (3)	1,686,513	1,686,513
Total	4,081,615	3,686,513
Less: Notes payable - current portion	476,377	413,640
Notes payable – long term portion	$3,605,238	$3,272,874

(1)

On December 22, 2009, the Company acquired 11.73 acres adjacent to our Ocala facility at 5420 NW 44th Avenue, Ocala, FL 34482, for $2,000,000 with seller financing, secured by the Ocala Adjacent property, in the form of a three year 6% interest only promissory note, at which time the entire unpaid balance of principal and accrued interest shall be due and payable in full. This property houses a single story building built in 1987 with 60,556 square feet of which approximately 40,000 square feet are leased to an unrelated third party and the balance is used as storage by the Company. In connection with the acquisition of the property, the Company assumed the lease that requires the tenant to pay monthly rent of $12,775, plus insurance and sales tax through September 2010 In August 2010, the Company extended the terms of the original lease until September 2011. During the year ended December 31, 2010 the Company received rental income of $153,300, less taxes and depreciation, for net rental income of $52,304 and made interest payments in the amount of $120,000.

(2)

During December 2010, our subsidiary SREIMC entered into a commercial loan agreement with an unrelated private lender for $400,000 at 12% interest payable in monthly payments of $8,898 due on the first of every month until paid in full on or before December 1, 2015. The note is secured by and subject to a mortgage on our primary Ocala Facility and grants the lender rights to rents and fixtures in the event of default. The note is also subject to personal guaranties of Robert Stopanio, President and Principal Executive Officer of the Company, and Teresa Stopanio (collectively the “Stopanios”).

(3)

On May 2, 2008, the Company entered into a Stock Purchase Agreement with a director and beneficial shareholder of the Company, to buy back 10,000,000 shares of the Company’s common stock held by the director and beneficial shareholder and his spouse, as joint tenants for an aggregate purchase price of $2,500,000. Under the terms of the Stock Purchase Agreement, the Company purchased the Shares at a price of $0.25 per Share with a cash purchase price of $500,000 and the balance of $2,000,000 in the form of a Note secured by and subject to a Mortgage and Security Agreement on the Company’s former manufacturing facility located in Broward County, Florida. The Company will hold the Shares, representing approximately 27.5% of the issued and outstanding voting capital stock of the Company, in escrow until the Note is paid in full at which time, the Shares will be retired to the treasury of the Company. Until the Note is paid in full, the Company, or its designees, will control the voting rights of the Shares.

Under the terms of the Note executed on May 2, 2008, the Company will pay $2,000,000, together with 7% interest per annum payable monthly in an amount that would result in equal monthly payments being made until final payment of the remaining balance due on January 1, 2013 (the “Due Date”). There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement. The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. In January 2009, the Company exercised its option to pay interest only. In the twelve months ended December 31, 2010, the Company has made interest payments totaling $184,213. The Company may also extend the Due Date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 7 - NOTES PAYABLE (Continued)

The Note is secured by and subject to a Mortgage and Security Agreement on the Company’s real property located in Broward County, Florida. Under the terms of the Mortgage and Security Agreement executed on May 2, 2008, the Company retains the rights to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice.

At December 31, 2010, the future maturities on these notes are as follows:

2011	$476,377
2012	$70,694
2013	$3,352,533
2014	$89,762
2015 and after	$92,249
Total	$4,081,615

NOTE 8 – CAPITAL LEASES

The Company had several capital lease obligations. As of December 31, 2010 and 2009, capital leases consisted of the following:

	December 31, 2010	December 31, 2009
		(as restated)
Capital Lease - Equipment (1)	$846,212	$—
Capital Lease(2)	191,026	282,724
Total	1,037,238	282,724
Less: Capital lease - current portion	210,321	91,697
Capital lease – long term	$826,920	$191,026

(1)

In December 2010, the Company sold equipment to a third party, and as part of the sale, the Company leased back the equipment in a lease agreement that expires in December 2014. At the end of the lease term the Company has an option to purchase the equipment at a bargain price. The Company recognized loss from sale of the equipment in the amount of $274,664 during the year ended December 31, 2010. The loan agreement in connection with this lease amounted to $850,325 at 19% per annum interest to be paid in weekly payments of $5,280 with a final payment of $229,587 due on December 15, 2014. The loan may be paid off beginning after December 2011 subject to prepayment penalties and is subject to a personal guarantee of the Stopanios.

(2)

In January 2009, the Company executed two capital leases with Machinery Finance Resources, LLC. The terms of the lease agreement provide financing for the acquisition of $385,927 of manufacturing equipment for the Company’s primary Ocala facility. The leases have been accounted for as capital leases and provide for 60 monthly payments of $7,585 bearing interest at 6.9%. Amortization of assets under capitalized leases is included in depreciation expense. Interest incurred in the twelve months ending December 31, 2010 and December 31, 2009 is $21,973 and $19,541 respectfully.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 8 – CAPITAL LEASES (Continued)

Property under those capital lease obligations (included in property and equipment) consist of the following:

	December 31, 2010	December 31, 2009
		(as restated)
Machinery and equipment	$1,236,252	$385,936
Accumulated deprecation	43,620	—
Capital lease equipment, net	$1,192,632	$385,936

The leased equipment was not put into service until the first quarter of 2010. Depreciation expense of leased machinery and equipment under the capital lease obligations amounted to $43,620 and $-0- for the years ended December 31, 2010 and 2009, respectively.

Future minimum lease obligations under the capital lease consist of the following for the years ending December 31:

2011	$366,262
2012	379,174
2013	274,564
2014	561,850
2015 and after	—
Total	1,581,850
Less: amounts represent interest	(544,609)
Present value of net minimum lease payments	1,037,241
Less: current portion	(210,321)
Net long-term portion	$826,920

NOTE 9 - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences primarily include stock compensation and other equity-related non-cash charges, capitalized financing costs, the basis difference of derivative liabilities and certain accruals.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 9 - INCOME TAXES (Continued)

At December 31, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $$12,166,335, expiring through the year 2029, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2010 are as follows Income tax expense for the year ended December 31, 2010 is comprised of State taxes which primarily are not based on earnings. No other income taxes were recorded on the earnings in 2010 as a result of the utilization of the carry forwards. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. Deferred net tax assets consist of the following at December 31, 2010 and 2009:

	2010		2009
Deferred tax asset		$4,515,886	3,900,378
Less valuation allowance		4,515,886	3,900,378
Net deferred tax asset	$

The provision for income taxes consists of the following:

	2010		2009
Current tax (benefit)		$615,509	752,088
Increase to deferred tax valuation allowance for net operating loss carry forward		615,509	752,088
Net provision	$

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2010	2009
Federal statutory rate	38.0%	38.0%
State income taxes net of Federal benefit	5.5%	5.5%
	43.5%	43.5%

Net operating loss carry forwards expiring in 2029 are summarized below:

Net operating loss carry forwards 2007 and prior	$6,007,235
Net operating loss carry forwards 2008	2,863,810
Net operating loss carry forwards 2009	1,756,519
Net operating loss carry forwards 2010	1,538,771
Total	$12,166,335

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses. The Company is not under examination by either the US federal or State of Florida tax authorities.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 10 – EQUITY

Series A Preferred Stock

In April 2009, the Company initiated a private offering to existing shareholders of the Company of up to 1,500,000 shares of preferred stock designated as Series A 10% Preferred Stock (the “Series A Preferred Shares”) at a purchase price of $10.00 per share. Under the terms of the offering, for a period of two years, the Company will pay a 10% dividend on each share of Series A Preferred stock, payable at the option of the Company, in cash or shares of common stock. Each share of the Series A Preferred Stock carries 10 votes on matters submitted to shareholders for voting purposes and is convertible into 10 shares of the Company’s common stock subject to anti-dilution in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event, into a greater or lesser number of shares of common stock. As of December 31, 2010, there are 415,465 shares of Series A Preferred Stock issued and outstanding of which, no shares of Series A Preferred Stock have been converted.

Holders of Series A Preferred Stock do not have rights of refund or cancelation, nor are the shares of Series A Preferred Stock subject to rights of redemption except upon and by reason of any liquidation, dissolution or winding up of the Company. Dividends on the Series A Preferred shares are cumulative and payable, at the Company’s option, in shares of the Company’s common stock or cash. Dividends will only be paid for two years from the date of issuance and paid annually on April 15 based on a 360-day year consisting of twelve 30-day months. As of December 31, 2010, the Company has accrued a dividend on the unconverted Series A Preferred Stock in the amount of $415,487.

Series B Preferred Stock

In July 2009, the Company authorized the issuance of 500,000 shares of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) to Robert Stopanio, the Company’s President, sole director, and a controlling shareholder of the Company. The shares are being issued at in lieu of a cash bonus, for Mr. Stopanio’s development of a manufacturing incubator and a medical components manufacturing division that will be operated through the Company’s subsidiary, Scorpion Medical Technologies, LLC. Each share of the Series B Preferred Stock carries 30 votes on matters submitted to shareholders for voting purposes and each holder of Series B Preferred Stock shall have the right to convert all or part of his or her shares of Series B Preferred Stock into shares of the Company’s common stock by dividing the original purchase price by $.001 subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. The Series B Preferred Shares are not entitled to dividends or preference upon liquidation. On July 17, 2009 the Company authorized an amendment to the Certificate of Designations of the Company’s Series B Preferred stock to clarify transfer and conversion restrictions. Articles of Amendment to the Company’s Articles of Incorporation were filed on November 9, 2009. As amended, holders of the Series B Preferred Stock may convert shares to common stock of the Company only upon a change of control in the management and ownership of the Company. Further, holders of Series B Preferred Stock may only transfer the shares to immediate family members.

As of December 31, 2010, no shares of Series B Preferred Stock have been issued. These shares will be issued and deemed earned by Mr. Stopanio when all of the Company’s production facilities were moved from Fort Lauderdale to the new Ocala facility that occurred on March 7, 2011. Accordingly, the Company will record these shares as a compensation expense for services rendered in the first quarter of 2011.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 10 – EQUITY (Continued)

Sales of Unregistered Securities

For the year ended December 31, 2010, the Company raised total gross proceeds of $2,002,705 of which $5,000 was generated through the sale of our Unit Purchase Options and $1,997,705 through sale of Series A Preferred Stock. No common stock was sold during the year ended December 31, 2010. Commissions and finder’s fees of $2,253 and $900,034, respectively, were incurred in connection with sales of the Unit Purchase Options and Series A Preferred Stock during the year ended December 31, 2010. The Company cancelled an aggregate of 12,037 shares of common stock which shares were issued in error and without consideration paid to the Company. The Company issued 10,000 Unit Purchase Options to existing shareholders at a price of $.50 per Unit, each Unit consisting of two shares of common stock exercisable at $1.00 per share until December 31, 2011; and 199,771 shares of Series A Preferred Stock at $10.00 per share during the year ended December 31, 2010.

For the year ended December 31, 2009 the Company raised total gross proceeds of $2,985,186 of which $399,894 was generated through the sale of its common stock; $428,345 was generated through the sale of unit purchase options; and $2,156,947 through the sale of our Series A Preferred Stock. The Company issued 134,785 shares of its common stock, priced between $1.00 and $ 3.00, in a series of individual transactions to foreign investors; 856,690 Unit Purchase Options to investors at a price of $.50 per Unit, each Unit consisting of two shares of common stock exercisable at $1.00 per share until December 31, 2011; and 215,695 shares of Series A Preferred Stock at $10.00 per share during the year ended December 31, 2009. Commissions and finder’s fees of $168,755, $180,761, and $910,228, respectively, were incurred in connection with sales of the common stock, Unit Purchase Options, and Series A Preferred Stock during the year ended December 31, 2009.

NOTE 11 – COMMITMENTS and CONTINGENCIES

Operating Leases

The Company leases its Daytona sales office under a year-to-year lease. The Company has no long-term non-cancellable lease. Rent expense was $5,687 and $4,500 for the years ended December 31, 2010 and 2009, respectively.

Notifications by Foreign Securities Regulators. In connection with the Company’s Regulation S Offering during 2004, the Company was notified by securities regulators in each of New Zealand, the Netherlands, British Columbia, Australia, Finland and the United Kingdom that the Company had violated registration and prospectus requirements. In each case, without admitting or denying the allegations, the Company immediately ceased its selling activities, and in compliance with the foreign regulators requests, the Company agreed not to solicit investors in those jurisdictions until such time as the Company complied with the securities registration requirements under the respective laws of each jurisdiction. In April 2006, as a result of a warning posted on the Internet that the Company was not authorized by the Swedish Financial Supervisory Authority (“SFSA”) to provide financial services in Sweden, the Company immediately ceased its selling activities in Sweden. The Company has not sought to register a prospectus nor has not made offers or sales in any of the foregoing jurisdictions. Further, the Company is not aware of any further relief sought by any of the regulatory agencies in any of the foregoing jurisdictions.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

SEC Investigation. In September 2010, the Company received notice from the SEC that it is conducting an investigation related to the Company, as well as a subpoena and request for documents. The Company has responded to the request for documents and intends to cooperate fully with the SEC regarding its inquiries. Management of the Company understands this investigation is a non-public, fact finding inquiry and management is not aware of any formal claims or charges made against the Company, its officers, directors, employees, partners, subsidiaries and/or affiliates and/or other persons or entities of the Company. At this time, the Company is unable to predict the outcome of the investigation nor can the Company predicts what consequences the investigation will have on the Company or costs and expenses that we may incur. The costs and other effects of any future government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

Erroneous Internet Postings. During 2010, the Company became aware that one or more unknown persons were posting erroneous information about Scorpion and its subsidiaries. Some of these posts have shown up in blogs or in chat rooms on the Internet and infer that Scorpion or its subsidiaries are affiliated with an entity known as QT Globe and other companies and brokers who may be tied to securities scams. Since the Company filed its last quarterly report in November 2010, the Company has not come across additional postings; however, the Company continues to monitor the situation and will investigate any future occurrences and legal action that it may take to protect the Company and its shareholders from untrue and erroneous information. The Company cannot predict with any certainty whether it will be successful in identifying and causing such parties to cease and desist and it cannot determine at this time the extent of damage to our reputation as a result of these erroneous postings. Even if the Company is successful in defending against these erroneous postings, it may incur substantial legal costs, may experience damage to our reputation which could harm our ability to retain current customers and attract new customers and adversely affect the sales of our products, any or all of which could adversely affect the Company’s cash flow and operations.

Securities Scam. During 2010, the Company became aware of a securities scam in which several of its shareholders received unsolicited phone calls from callers that claim to be affiliated with one or more entities under the name “Sovereign” offering to buy shares of Scorpion stock at a premium in order to effect a hostile takeover of the Company. The shareholders that have been contacted have been asked to send their stock certificates and to wire cash equal to half of the amount promised by the caller to an offshore account which the caller promises will be reimbursed upon receipt of the stock certificates. The Company is not aware of any attempted takeover, hostile or otherwise and believe the callers are perpetrating a scam based on reports from several shareholders that became suspicious when asked to wire money and send their certificates to Sovereign entities without verification of the legality of the Sovereign entities or proof of actual buyers or bonds. The Company has mailed and posted a notice to its shareholders on the Company’s website warning of this scam.

Since the Company filed its last quarterly report in November 2010, the Company has not been notified by shareholders or any party of any further solicitation from Sovereign; however, the Company has been informed by shareholders of similar persons or entities trying to effect similar stock solicitations under the names “Eaton Capital”, “Douglas Charles” and “BL Trading Group”. The Company is investigating actions that it may take; however, the Company cannot predict with any certainty whether it will be successful in identifying and causing such parties to cease and desist and it cannot determine at this time the extent of damage to the Company’s reputation as a result of actions. Even if the Company is successful it may incur substantial legal costs, may experience damage to the Company’s reputation which could harm its ability to retain current customers and attract new customers and adversely affect the sales of the Company’s products, any or all of which could adversely affect the Company’s cash flow and operations.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

Breach of Contract Claim. During 2010, the Company received notice of a claim from an unrelated party alleging ownership of 80,000 shares of the Company’s common stock pursuant to a 2004 agreement between said party and a former director of the Company, which shares are currently held in escrow by the Company pursuant to a May 2008 Stock Purchase Agreement between the Company and the former director At this time, the Company cannot opine as to the likelihood or outcome of any threatened litigation or whether such litigation would result in costs or payouts that could have a material adverse effect on our cash flow and financial condition.

Litigation. The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 12 – SUBSEQUENT EVENTS

On March 10, 2011, the Company received a Writ of Garnishment After Judgment related to a judgment due from Mr. Golan to Marc Puleo (Case No. 03-6132 CA 22, filed in the 11th Circuit Court in and for Miami-Dade County, Florida). The Company expects Mr. Puleo to make demand for payment of the amounts due and owing under the Company’s obligation to Mr. Golan unless Mr. Golan moves to dismiss the writ. As of December 31, 2010, the Company owed $1,686,514 on the Note. The obligation was included in the notes payable on the Company’s consolidated financial statements.