Form 10-Q
period 2011-03-31
SCORPION PERFORMANCE, INC.
filed 2011-12-19
CIK 1414792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

☐ Yes ☒ No

As of December 9, 2011, there were 36,162,418 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$184,946	$878,982
Accounts receivable	429,556	299,148
Inventories	1,221,191	1,220,362
Other current assets	33,800	34,956
Total Current Assets	1,869,493	2,433,448

Property and equipment, net	8,322,824	8,175,661
Other assets	8,869	8,869
Total Assets	$10,201,186	$10,617,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$822,952	$966,258
Capital lease - current portion	210,321	210,321
Notes payable-current portion	476,377	476,377
Total Current Liabilities	1,509,650	1,652,956

Capital lease, long term portion	843,368	826,920
Notes Payable, long term portion	3,590,249	3,605,238
Total Liabilities	5,943,267	6,085,113

Stockholders’ Equity:
Series A 10% Convertible Preferred stock, no par value, 1,500,000 shares authorized, 430,565 and 415,465 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2,419,338	2,344,390
Series B Convertible Preferred stock, par value $.0001 per share, 500,000 shares authorized, -0- issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $.0001 per share, 100,000,000 authorized, 36,162,418 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3,617	3,617
Additional paid in capital	19,504,461	19,504,461
Treasury stock, at cost, 10,000,000 shares	(2,500,000)	(2,500,000)
Accumulated deficit	(15,169,497)	(14,819,604)
Total Stockholders’ Equity	4,257,919	4,532,864

Total Liabilities and Stockholders’ Equity	$10,201,186	$10,617,978

See accompanying notes to the unaudited condensed consolidated financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2011	March 21, 2010
	(Unaudited)	(Unaudited)
Revenues:
Scorpion Racing Products:
Rocker Arms	$921,837	$871,508
Lifters, Pushrods, Springs	11,642	56,599
Scorpion Anodize	67,741	97,275
Scorpion Medical	5,000	—
Freight Income	4,028	4,576
Refunds and Allowances	—	(6,906)
Total Income	1,010,248	1,023,052

Cost of Sales and Services	(642,399)	(644,974)

Gross Profit	367,849	378,078

Expenses:
Selling and marketing expenses	88,884	74,401
Research and development	9,660	19,133
Salaries and employee benefits	124,382	110,911
General and administrative	364,481	433,780
Total Operating Expenses	587,407	638,225

Loss from Operations	(219,558)	(260,147)

Other Income (Expense):
Rental income	51,100	55,565
Interest income	303	12
Interest expense	(181,738)	(75,224)
Total Other Income (Expense)	(130,335)	(19,647)

Net Loss	$(349,893)	$(279,795)

Weighted Average Common Shares Outstanding - Basic and Diluted	36,162,418	36,172,475

Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)

See accompanying notes to the unaudited condensed consolidated financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2011	March 21, 2010
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net Loss	$(349,893)	$(279,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	84,505	197,164
Changes in Operating Assets and Liabilities:
Accounts receivable	(130,408)	(180,193)
Inventories	(829)	105,863
Other current assets	1,156	(5,542)
Accounts payable and accrued expenses	(143,306)	(21,345)
Net Cash Used in Operating Activities	(538,775)	(183,848)

Cash Flows from Investing Activities:
Purchase of property and equipment	(231,668)	(115,861)
Deposits	—	(8,869)
Net Cash Used in Investing Activities	(231,668)	(124,730)

Cash Flows from Financing Activities:
Repayment of notes payable	(14,989)	(22,924)
Proceeds from lease buy back payable	64,694	—
Repayment of lease buy back payable	(48,246)	—
Issuance of common stock, net of costs and fees	—	(1)
Issuance of Series A Preferred Stock, net of costs and fees	74,948	526,051
Net Cash Provided by Financing Activities	76,407	503,126

Net Increase (Decrease) in Cash	(694,036)	194,548

Cash, Beginning of Period	$878,982	$13,524

Cash, End of Period	$184,946	$208,071

Supplemental Disclosures:
Cash paid for interest	$181,738	$75,224

See accompanying notes to the unaudited condensed consolidated financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock		Series A Preferred Stock					Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Treasury

Balance December 31, 2010	36,162,418	$3,617	415,465	$2,344,390	$19,504,461	$(14,819,604)	$(2,500,000)	$4,532,864

Issuance of Series A preferred stock, net of costs and fees			15,100	74,948				74,948
Net Loss						(349,893)		(349,893)

Balance March 31, 2011 (UNAUDITED)	36,162,418	$3,617	430,565	$2,419,338	$19,504,461	$(15,169,497)	$(2,500,000)	$4,257,919

See accompanying notes to the unaudited condensed consolidated financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Scorpion Performance, Inc. (the “Company”) is a Florida company established on December 17, 1999, for the initial purpose of manufacturing high-grade rocker arms for high performance automobiles. From rocker arms, the Company expanded its product line to include lifters, pushrods, valves, valve springs, valve train stabilizers, throttle bodies, fuel rail kits and a variety of lubricants. The Company currently designs and manufactures a variety of branded and private label high performance engine valve train products and related components for automotive and marine original equipment manufacturers, or OEMs, and the related after-market. The Company also provides assembly services and sells products through its retail sales division, Scorpion Racing Products, Inc., with a corresponding e-commerce web site.

The Company has developed other manufacturing and service capabilities to enhance its automotive parts business that includes Anodize, Inc., its in-house anodizing services to produce high-end finished products for a variety of uses in the automotive and other industries.

The Company has also developed other manufacturing and service companies to augment its engine parts business that includes Scorpion Medical Technologies, Inc. a medical device company which will manufacture non-FDA regulated components and assemblies for the medical industry.

Active Subsidiaries

Anodize, Inc. f/k/a Anodize, LLC (“Scorpion Anodize”) - In January 2004, the Company acquired 100% of the ownership interests in Anodize, LLC, a Florida limited liability company, through which the Company offers private label anodizing services under the trade name “Anodize” as well as anodizes its own products. This subsidiary was converted into a corporation on October 15, 2010.

Scorpion Racing Products, Inc.(“Scorpion Racing Products”) – a Florida corporation formed in 2001 as Scorpion Racing, Inc., which remained inactive until 2008 when we changed the name to Scorpion Racing Products, Inc. We currently market and sell our automotive parts, including rockers, lifters, pushrods, springs and other automotive components through Scorpion Racing Products.

Scorpion Medical entities (“Scorpion Medical”) - Scorpion Medical Technologies, LLC - a Florida limited liability company formed in October 2008 and Scorpion Medical, Inc. f/k/a Scorpion Medical Technologies, Inc. a Florida corporation formed in August 2010. The Scorpion Medical entities will provide design, prototyping, manufacturing, testing, clean room environment, quality control, distribution and inventory control services to produce medical components.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS (Continued)

Scorpion Real Estate Investments of Broward County, LLC (“SREIBC”) – a Florida limited liability company formed in June 2007 that holds title to the Company’s former manufacturing facility in Broward County, Florida located at 3000 S.W. 4th Avenue, Fort Lauderdale, Florida 33315.

Scorpion Real Estate Investments of Marion County, LLC - (“SREIMC”) - a Florida limited liability company formed in June 2007 that holds title to the Company’s 10.5 acre primary manufacturing facility located at 5811 and 5817 N.W. 44th Avenue, Ocala, Florida 34482 (the “Ocala Plant”) and the 11.73 acre property located at 5407 N.W. 44th Avenue, Ocala, Florida 34482 (the “Ocala Adjacent Property”) of which approximately 40,000 square feet are currently leased to an unrelated third party.

Inactive Subsidiaries

Scorpion Rockers, Inc. - a Florida corporation formed in 2001. This subsidiary is currently not operational and was incorporated for the purpose of reserving the corporate name and preventing competitors from incorporating in the state of Florida under similar “Scorpion” names.

Manure Packing Systems, LLC - a Florida limited liability company formed in February 2006. This subsidiary is currently not operational and is not expected to become operational in the near future.

World Waste Management, LLC (“World Waste”) – a Florida limited liability company formed in 2006 that remained inactive until the second quarter of 2010 when the Company revived this subsidiary to redesign a concept product known as “Stable Mate”. The Stable Mate is an environmentally friendly industrial compacting machine that compresses and sanitarily bales manure using a process that we believe will allow us to convert the organic product into an alternative fuel source. At the beginning of 2011, the Company decided to cease operations within World Waste in order to focus on the relocation of the Company to their new location in Ocala, Florida.

Scorpion Real Estate of Marion County, LLC – a Florida limited liability company formed in March 2010 in connection with the acquisition of the Ocala Adjacent Facility; however, this subsidiary has yet to become operational and is not expected to become operational in the near future.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Scorpion Performance, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on the basis that it will operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company incurred a loss from operations of $349,893 and $279,795, and net cash used in operations of $538,775 and $183,848, for the three months ended March 31, 2011 and 2010, respectively. In addition, the Company has an accumulated deficit of $15,169,417 as of March 31, 2011. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern ultimately is dependant of our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Accounting

The unaudited condensed consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Interim Financial Statements

The unaudited condensed consolidated interim financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements, notes and accounting policies for the year ended December 31, 2010, as disclosed in the Company’s Form 10 K for that year as filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to provide a fair presentation of financial position as of March 31, 2011, and the related operating results and cash flows for the interim period presented have been made. Accordingly, the results from operations, for the interim period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2011.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Specifically, our management has estimated the expected economic life and value of our real property and manufacturing equipment and related depreciation and amortization methods applied.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the period ended March 31, 2011 and as of December 31, 2010, the Company may have had cash deposits that exceeded federally insured limits. The Company maintains its cash balances at high quality financial institutions and has begun to spread its cash balances across several institutions, which the Company believes limits these risks.

As of March 31, 2011, 28.22% of accounts receivable balance was due from one customer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010, cash and cash equivalents included cash on hand and cash in the bank

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2011 and December 31, 2010 the provision for doubtful accounts was not needed.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the FIFO method. Production costs, consisting of labor and overhead, are applied to ending inventories at a rate based on estimated production capacity and any excess production costs are charged to cost of products sold.

The Company also periodically performs an evaluation of inventory for excess and obsolete items in order to reduce excess or obsolete inventories to their net realizable value. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

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

The Company provides a limited return policy permitting customers certain rights of return and replacement of products. Historically, the returns from customers have not been significant, therefore the Company has considered the need for reserves for anticipated refunds based on historical return percentages.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Sales

Cost of sales includes cost of raw materials, direct labor, production related depreciation, insurances, utilities, taxes, inbound freight charges, and purchasing and receiving costs.

Refunds and Allowances

The Company provides a return policy permitting customers certain rights of return and replacement of products. The Company recognized refunds and allowances of $0 and $6,906 primarily for the three months ended March 31, 2011 and 2010, respectively. The Company has considered the need for reserves for anticipated refunds based on historical return percentages, and has determined that the returns from customers have not been significant enough to warrant a reserve for returns and allowances...

Shipping and Handling

Handling and freight income represents the amounts billed to customers for shipping costs and is classified as revenue. Freight income totaled $4,028 and $4,576 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Shipping and handling costs are expenses as incurred and are recorded as a component of costs of goods sold. Shipping and handling expenses were $10,379 and $11,216, for the three months ended March 31, 2011 and March 31, 2010, respectively.

Segment Reporting

Accounting Standards Codification, ASC Topic 280, “Segment Reporting” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services and geographic areas. The information disclosed herein materially represents all of the financial information related to the Company’s only principal operating segment.

Rental Income

The Company currently leases out 40,000 square feet of their “Ocala Adjacent Property” to an unrelated third party. The Company reports rental income, net of depreciation and related taxes.

Advertising

Advertising costs are expensed as incurred and included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company incurred advertising expenses of $88,884 and $74,401 as of the periods ended March 31, 2011 and March 31, 2010 respectively.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred. Research and development expenses for the periods ended March 31, 2011 and 2010, were $9,660 and $19,133 respectively.

Product Warranty

The Company’s product warranty limits its exposure to replacement parts for defects in the manufacturing process. The Company’s precision robotic manufacturing process by design mitigates manufacturing defects. Accordingly, the cost associated with product warranty has historically been immaterial to warrant an accrual for product warranty costs. As a result, the Company has not made a reserve for warrant liability and records product replacement costs as incurred.

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with ASC 360, “Property, Plant, and Equipment.” An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. We assess the recoverability of the assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.

There were no impairment losses recorded during the three months ended March 31, 2011 and 2010.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740, Income Taxes (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2008.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Common stock to be issued for the underlying Unit Purchase Options and Series A Preferred stock, was 40,494,260 and 39,629,276 for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively, and would be anti-dilutive and therefore excluded from the computation of diluted loss per share.

Fair value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, inventories, other current assets, accounts payable and accrued expenses, capital lease obligations, and notes payable, approximate fair value due to the time to maturity for these instruments.

Reclassification

Certain amounts from prior periods have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s [consolidated] financial statements.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 3 – INVENTORY

As of March 31, 2011 and December 31, 2010, inventory consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$202,313	$201,484
Work-in-progress	138,668	280,178
Finished goods	880,210	738,700
	$1,221,191	$1,220,362

NOTE 4 - NOTES PAYABLE

As of March 31, 2011 and December 31, 2010, notes payable consisted of the following:

	March 31, 2011	December 31, 2010
Mortgage Payable – R. Walters (1)	$2,000,000	$2,000,000
Note Payable – Private Lender (2)	380,113	398,102
Stock Purchase Note (3)	1,686,513	1,686,513
Total	4,066,626	4,081,615
Less: Notes payable - current portion	476,377	476,377
Notes payable – long term portion	$3,590,249	$3,605,238

(1)

On December 22, 2009, the Company acquired 11.73 acres adjacent to our Ocala facility at 5420 NW 44th Avenue, Ocala, FL 34482, for $2,000,000 with seller financing, secured by the Ocala Adjacent property, in the form of a three year 6% interest only promissory note, at which time the entire unpaid balance of principal and accrued interest shall be due and payable in full. This property houses a single story building built in 1987 with 60,556 square feet of which approximately 40,000 square feet are leased to an unrelated third party and the balance is used as storage by the Company. In connection with the acquisition of the property, the Company assumed the lease that requires the tenant to pay monthly rent of $12,775, plus insurance and sales tax through September 2010. In August 2010, the Company extended the terms of the original lease until September 2012. During the period ended March 31, 2011 the Company received rental income of $51,100, less depreciation, for net rental income of $35,186 and made interest payments in the amount of $30,000.

(2)

During December 2010, our subsidiary SREIMC entered into a commercial loan agreement with an unrelated private lender for $400,000 at 12% interest payable in monthly payments of $8,898 due on the first of every month until paid in full on or before December 1, 2015. The note is secured by and subject to a mortgage on our primary Ocala Facility and grants the lender rights to rents and fixtures in the event of default. The note is also subject to personal guaranties of the Stopanios.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 4 - NOTES PAYABLE (Continued)

(3)

On May 2, 2008, the Company entered into a Stock Purchase Agreement with a former director of the Company, to buy back 10,000,000 shares of the Company’s common stock held by the director and his spouse, as joint tenants for an aggregate purchase price of $2,500,000. Under the terms of the Stock Purchase Agreement, the Company purchased the Shares at a price of $0.25 per Share with a cash purchase price of $500,000 and the balance of $2,000,000 in the form of a Note secured by and subject to a Mortgage and Security Agreement on the Company’s former manufacturing facility located in Broward County, Florida. The Company will hold the Shares, representing approximately 27.5% of the issued and outstanding voting capital stock of the Company, in escrow until the Note is paid in full at which time, the Shares will be retired to the treasury of the Company. Until the Note is paid in full, the Company, or its designees, will control the voting rights of the Shares.

Under the terms of the Note executed on May 2, 2008, the Company will pay $2,000,000, together with 7% interest per annum payable monthly in an amount that would result in equal monthly payments being made until final payment of the remaining balance due on January 1, 2013 (the “Due Date”). There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement. The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the Due Date, at which time a balloon payment will be due. In January 2009, the Company exercised its option to pay interest only. In the three months ended March 31, 2011, the Company has made interest payments totaling $42,971. The Company may also extend the Due Date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018.

At March 31, 2011, the future maturities on notes payables are as follows:

2011	$461,389
2012	70,694
2013	3,352,533
2014	89,762
2015 and after	92,249
Total	$4,066,627

NOTE 5 – CAPITAL LEASES

The Company had several capital lease obligations. As of March 31, 2011 and December 31, 2010, capital leases consisted of the following:

	March 31, 2011	December 31, 2010

Capital Lease - Equipment (1)	$820,892	$846,215
Capital Lease(2)	232,797	191,026
Total	1,053,689	1,037,241
Less: Capital lease - current portion	210,321	210,321
Capital lease – long term	$843,368	$826,920

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 5 – CAPITAL LEASES (Continued)

Future minimum lease obligations under the capital leases consist of the following for the years ending December 31:

2011	$274,696
2012	371,541
2013	366,261
2014	464,431
2015 and after	—
Total	1,476,930
Less: amounts represent interest	423,241
Present value of net minimum lease payments	1,053,689
Less: current portion	210,321
Net long-term portion	$843,368

(1)

In December 2010, the Company sold equipment to a third party, and as part of the sale, the Company leased back the equipment in a lease agreement that expires in December 2014. At the end of the lease term, the Company has an option to purchase the equipment at a discounted price. The Company recognized loss from sale of the equipment in the amount of $274,664 during the year ended December 31, 2010. The loan agreement in connection with this lease amounted to $850,325 at 19% per annum interest to be paid in weekly payments of $5,280 with a final payment of $229,587 due on December 15, 2014. The loan may be paid off beginning after December 2011 subject to prepayment penalties and is subject to a personal guarantee of the Stopanios. Interest incurred in the three months ended March 31, 2011 and 2010 was $38,539 and $0, respectively.

(2)

In January 2009, the Company executed two capital leases with Machinery Finance Resources, LLC. The terms of the lease agreement provide financing for the acquisition of $385,927 of manufacturing equipment for the Company’s primary Ocala facility. The leases have been accounted for as capital leases and provide for 60 monthly payments of $7,585 bearing interest at 6.9%. Amortization of assets under capitalized leases is included in depreciation expense. Interest incurred in the three months ended March 31, 2011 and March 31, 2010, was $4,126 and $5,329 respectively.

NOTE 6 – EQUITY

Common Stock

The Company’s articles of incorporation authorize its board to issue up to One Hundred Million (100,000,000) shares of common stock, par value $.0001. At March 31, 2011, the Company had issued and outstanding 36,162,418 shares of common stock. Of the issued and outstanding common stock, 20,000,000 shares or 55% is owned or controlled by management. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. In the event of liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 6 – EQUITY (Continued)

Series A Preferred Stock

In April 2009, the Company initiated a private offering to existing shareholders of the Company of up to 1,500,000 shares of preferred stock designated as Series A 10% Preferred Stock (the “Series A Preferred Shares”) at a purchase price of $10.00 per share. Under the terms of the offering, for a period of two years, the Company will pay a 10% dividend on each share of Series A Preferred stock, payable at the option of the Company, in cash or shares of common stock. Each share of the Series A Preferred Stock carries 10 votes on matters submitted to shareholders for voting purposes and is convertible into 10 shares of the Company’s common stock subject to anti-dilution in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event, into a greater or lesser number of shares of common stock. As of March 31, 2011, there were 430,565 shares of Series A Preferred Stock issued and outstanding. Shares of the Series A Preferred are convertible into 4,305,650 shares of common stock. As of March 31, 2011, no shares of Series A Preferred Stock have been converted.

Holders of Series A Preferred Stock do not have rights of refund or cancelation, nor are the shares of Series A Preferred Stock subject to rights of redemption except upon and by reason of any liquidation, dissolution or winding up of the Company. Dividends on the Series A preferred shares are cumulative and payable, at the Company’s option, in shares of the Company’s common stock or cash. Dividends will only be paid for two years from the date of issuance and paid annually on the 15th of April based on a 360-day year consisting of twelve 30-day months. As of December 31, 2010, the Company has accrued a dividend on the unconverted Series A Preferred Stock in the amount of $415,487. The 2010 accrued Series A Preferred Stock dividend remained outstanding at March 31, 2011, and is included in with accounts payable and accrued expenses. The Company anticipates that the 2010 accrued dividend will be paid in an aggregate of 692,478 shares of common stock during the third quarter of 2011.

Series B Preferred Stock

In July 2009, the Company authorized the issuance of 500,000 shares of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) to Robert Stopanio, then the Company’s President, sole director, and a controlling shareholder of the Company. The shares are being issued in lieu of a cash bonus, for Mr. Stopanio’s development of a manufacturing incubator and a medical components manufacturing division that will be operated through the Company’s subsidiary, Scorpion Medical. Each share of the Series B Preferred Stock carries 30 votes on matters submitted to shareholders for voting purposes and each holder of Series B Preferred Stock shall have the right to convert all or part of his or her shares of Series B Preferred Stock into shares of the Company’s common stock by dividing the original purchase price by $.001 subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. The Series B Preferred Shares are not entitled to dividends or preference upon liquidation.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 6 – EQUITY (Continued)

On July 17, 2009, the Company authorized an amendment to the Certificate of Designations of the Company’s Series B Preferred stock to clarify transfer and conversion restrictions. Articles of Amendment to the Company’s Articles of Incorporation were filed on November 9, 2009. As amended, holders of the Series B Preferred Stock may convert shares to common stock of the Company only upon a change of control in the management and ownership of the Company. Further, holders of Series B Preferred Stock may only transfer the shares to immediate family members.

As of March 31, 2011, no shares of Series B Preferred Stock were issued; however, these shares were deemed earned by Mr. Stopanio when all of the Company’s production facilities were moved from Fort Lauderdale to the new Ocala facility which occurred in July of 2011. Accordingly, we will record these shares as a compensation expense for services rendered in our third quarter report for 2011. The compensation expense will be recorded at the fair value of consideration granted or the services rendered.

Sale of Unregistered Securities

For the three months ended March 31, 2011, the Company raised a total of $151,000 through the sale of its Series A 10% Convertible Preferred stock, less commissions, finders fees and selling expenses of $76,052, for aggregate net proceeds of $74,948. No shares of common stock or Unit Purchase Options were sold during the first quarter of 2011. The foregoing sales were made in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. There were no issuances to stockholders residing in the United States. The funds received have been used for operational purposes and equipment purchases. .

NOTE 8 – COMMITMENTS and CONTINGENCIES

Ocala Facility Construction. Effective March 7, 2011, the Company moved 90% of its operations from Fort Lauderdale to Ocala and is fully operational. The Company’s Anodize division moved to Ocala in July 2011, resulting in 100% of the Company’s operations being operated from the Ocala location.

Notifications by Foreign Securities Regulators. In connection with the Company’s Regulation S Offering during 2004, the Company was notified by securities regulators in each of New Zealand, the Netherlands, British Columbia, Australia, Finland and the United Kingdom that the Company had violated registration and prospectus requirements. In each case, without admitting or denying the allegations, the Company immediately ceased its selling activities, and in compliance with the foreign regulators requests, the Company agreed not to solicit investors in those jurisdictions until such time as the Company complied with the securities registration requirements under the respective laws of each jurisdiction. In April 2006, as a result of a warning posted on the Internet that the Company was not authorized by the Swedish Financial Supervisory Authority (“SFSA”) to provide financial services in Sweden, the Company immediately ceased its selling activities in Sweden. Upon ceasing its selling activities in the foregoing jurisdictions, the Company has not sought to register a prospectus nor has not made offers or sales in any of the foregoing jurisdictions. Further, the Company is not aware of any further relief sought by any of the regulatory agencies in any of the foregoing jurisdictions.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 8 – COMMITMENTS and CONTINGENCIES (Continued)

SEC Investigation. In September 2010, the Company received notice from the SEC that it is conducting an investigation related to the Company, as well as a subpoena and request for documents. The Company has responded to the request for documents and intends to cooperate fully with the SEC regarding its inquiries. Management of the Company understands this investigation is a non-public, fact finding inquiry and management is not aware of any formal claims or charges made against the Company, its officers, directors, employees, partners, subsidiaries and/or affiliates and/or other persons or entities of the Company. At this time, we are not able to predict the outcome of the investigation nor can we predict what consequences the investigation will have on the Company.

Status of Form 15c211. We have been in discussions with a market maker to sponsor the Company in connection with filing a Form 15c211 to obtain a trading symbol; however, as of the date of this Report, we have not finalized nor submitted an application pending resolution of the SEC inquiry. While we fully intend to engage a market maker to file a Form 15c211 on our behalf, there can be no assurance that we will be able to retain a market maker or that a market will develop in the future or that our common stock will be accepted for inclusion on any organized trading market at any time in the future. In the continued absence of a trading market, you will be unable to liquidate your investment except by private sale which may be costly and inconvenient, if possible at all.

Erroneous Internet Postings. During 2010, the Company became aware that one or more unknown persons were posting erroneous information about Scorpion and its subsidiaries. Some of these posts showed up in blogs or in chat rooms on the Internet and infer that Scorpion or its subsidiaries are affiliated with companies and brokers who may be tied to securities scams. We continue to monitor the situation and will investigate future occurrences and legal action that we may take to protect the Company and its shareholders from negative and untrue information. We cannot predict whether we will be successful in identifying and causing such parties to cease and desist and cannot predict the legal and other costs we may incur to seek relief from the offending parties.

Securities Scam. During 2010, the Company became aware of a securities scam in which several of our shareholders had received unsolicited phone calls from callers that claim to be affiliated with one or more entities under the name “Sovereign” that are offering to buy shares of Scorpion stock at a premium in order to effect a hostile takeover of the Company. The shareholders that were contacted were asked to send their stock certificates and to wire cash equal to half of the amount promised by the caller to an offshore account which the caller promises will be reimbursed upon receipt of the stock certificates. We are not aware of any attempted takeover, hostile or otherwise and believe the callers are perpetrating a scam based on reports from several shareholders that became suspicious when asked to wire money and send their certificates to Sovereign entities without verification of the legality of the Sovereign entities or proof of actual buyers or bonds. We have mailed and posted a notice to our shareholders on our website warning of this scam. We continue to monitor the situation and will investigate any future occurrences and actions that we may take. We cannot predict whether any action will be taken against these entities or persons responsible for the scam or whether we will be successful in identifying and causing such parties to cease and desist. We cannot predict the legal and other costs we may incur to pursue the offending parties.

SCORPION PERFORMANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended March 31, 2011

NOTE 8 – COMMITMENTS and CONTINGENCIES (Continued)

On March 10, 2011, the Company received a Writ of Garnishment After Judgment related to a judgment due from Yali Golan to Marc Puleo (Case No. 03-6132 CA 22, filed in the 11th Circuit Court in and for Miami-Dade County, Florida). The Company expects Mr. Puleo to make demand for payment of the amounts due and owing under the Company’s obligation to Mr. Golan unless Mr. Golan moves to dismiss the writ. As of March 31, 2011, the Company owed $1,686,514 on the note to Mr. Golan. The obligation was included in the notes payable on the Company’s unaudited condensed consolidated financial statements for the period ended March 31, 2011.

NOTE 9 – SUBSEQUENT EVENTS

In July of 2011, the Company completed the final transfer of their manufacturing operations from Ft. Lauderdale, Florida to Ocala, Florida, resulting in 100% of the Company’s operations being performed in Ocala, FL.

On October 29, 2011, the Company suffered the untimely loss of its sole director, principal executive officer and founder, Robert Stopanio, and his spouse, officer and co-founder, Teresa Stopanio, in an automobile accident. In addition to his duties as Chief Operating Officer, Luke Whalen, has agreed to serve as interim President to fill the vacancy created by Mr. Stopanio’s death. Angela Stopanio, daughter of Robert and Teresa, has agreed to serve as interim Secretary, Treasurer and Office Manager. Mr. Whalen and Angela Stopanio shall serve in their interim positions until individuals are appointed to permanent positions that will occur when a meeting of shareholders is called to elect a new board and appoint permanent officers.

During the period April 1, 2011 to December 9, 2011, the Company sold 29,150 shares of Series A 10% Convertible Preferred Stock.

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

          These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash. Such risks, uncertainties and other important factors are described in Item 1A (Risk Factors) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1A of Part II hereunder.

          Please also refer to our other filings with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Available Information

          At the present time, there is no public market for the common stock of Scorpion Performance and our common stock is not traded on any exchange or quoted on any service. We have been in discussions with a market maker to sponsor the Company in connection with filing a Form 15c211 to obtain a trading symbol; however, as of this Report, we have not finalized nor submitted the application. We fully intend to engage a market maker to file a Form 15c211 on our behalf and at such time as a market maker will accept such engagement; however, there can be no assurance that we will be able to retain a market maker or that a market will develop in the future or that our common stock will be accepted for inclusion on any organized trading market at any time in the future. In the continued absence of a trading market, you will be unable to liquidate your investment except by private sale which may be costly and inconvenient, if possible.

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

OVERVIEW

          Recent Events. Prior to filing this Report, the Company suffered the untimely loss of its sole director, principal executive officer and founder, Robert Stopanio, and his spouse, officer and co-founder, Teresa Stopanio, in an automobile accident. In addition to his duties as Chief Operating Officer, effective October 31, 2011, Luke Whalen, has agreed to serve as interim President to fill the vacancy created by Mr. Stopanio’s death. Angela Stopanio, daughter of Robert and Teresa, has agreed to serve as interim Secretary, Treasurer and Office Manager. Mr. Whalen and Angela Stopanio shall serve in their interim positions until individuals are appointed to permanent positions which will occur when a meeting of shareholders is called to elect a new board that will appoint permanent officers.

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

          To enhance our engine parts business, we have developed other service companies that include Anodize, Inc., our in-house anodizing service that includes bright dip anodizing, mil spec anodizing and titanium anodizing as well as ultrasonic cleaning, mirror polishing, vibratory polishing, centrifugal polishing, glass beading, laser etching and passivation.

          Our R&D, precision manufacturing and assembly capabilities, anodizing and other services allow us to serve a broad range of non-automotive industries including medical, biofuel, marine, defense, aerospace and other precision manufacturing sectors. This has led us to develop other manufacturing and service companies to augment our engine parts business which include Scorpion Medical, a medical device company, which will manufacture components and assemblies for the medical industry.

          On March 7, 2011, we relocated 90% of operations from our Fort Lauderdale facility to our Ocala facility. Our Anodize division continued to operate in the Fort Lauderdale facility until relocated to Ocala in July 2011, thus concluding our move of 100% of the operations to Ocala, FL.

          In November 2011, we passed our final examination in order to obtain our ISO certification, from the International Organization for Standardization denoting our Company as an ISO certified manufacturing facility. The ISO certification will allow us to manufacture a wider variety of components for the medical devices, aerospace and aftermarket industries.

          Production Costs and Suppliers. Our principal raw materials are aluminum extrusion and specialty steel, which along with labor represent the largest components of our production costs. Steel demand and prices have fallen worldwide as the global credit crisis continues to paralyze consumers’ purchasing power. The credit crisis and corresponding economic recession have also forced raw materials producers to cut production sharply to match weakening demand. As a result, we have enjoyed lower costs and have been able to maintain adequate reserves. Although recent economic problems and continuing uncertainty in the U.S. and global economy have forced some suppliers into bankruptcy or out of the market altogether, we continue to purchase raw materials from an adequate pool of up to 19 suppliers, the largest being Crown Extrusions, which represents approximately 35% of our materials purchases.

          Employees. The Company has 54 full-time employees and no part-time employees. Except for three sales representatives operating from Daytona Beach, Florida, all of our manufacturing and administrative employees are on site in Ocala. None of our employees is represented by a collective bargaining agreement. Management of Scorpion considers its relationship with its employees to be satisfactory.

          Customers and Distribution. We sell our products through over 170 distributors and directly to OEM customers, of which one distributor accounts for approximately 22% of our revenue, and in the aggregate with four other distributors, accounts for over 46% of our annual revenue. All of our orders are open purchase orders from distributors most of which we have established long-term relationships and, generally, are processed, manufactured and delivered to the distributor within 10-12 days of receipt of the purchase order. We deliver or ship finished products directly to OEM customers. Our products are also distributed to aftermarket customers through a network of warehouse auto parts distributors

SUBSIDIARIES

          The Company’s wholly owned active subsidiaries are as follows:

          •     Anodize, Inc. - a Florida corporation, provides anodizing services to the manufacturing division for both Scorpion branded and private label products and anodizing services to third parties under the trade name “Anodize”.

          •     Scorpion Racing Products, Inc. – a Florida corporation through which we market lifters, pushrods, springs and other automotive components.

          •     Scorpion Medical Technologies, LLC - a Florida limited liability company and Scorpion Medical, Inc. a Florida corporation. Scorpion Medical entities will provide design, prototyping, manufacturing, testing, clean room environment, quality control, distribution and inventory control services to produce medical components.

          •     Scorpion Real Estate Investments of Broward County, LLC - a Florida limited liability company that holds title to the Company’s former manufacturing facility in Broward County, Florida located at 3000 S.W. 4th Avenue, Fort Lauderdale, Florida 33315.

          •     Scorpion Real Estate Investments of Marion County, LLC - a Florida limited liability company that holds title to the Company’s 10.5 acre expansion facility located at 5411 and 5417 N.W. 44th Avenue, Ocala, Florida 34482 (the “Ocala Plant”) and the 11.73 acre property located at 5407 N.W. 44th Avenue, Ocala, Florida 34482 (the “Ocala Adjacent Property”) of which approximately 40,000 square feet are currently leased to an unrelated third party.

CRITICAL ACCOUNTING POLICIES

          For a discussion of our critical accounting estimates and policies, see Note 2 to our consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

          Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are in Note 2 to our consolidated financial statements and summarized below:

          In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

RESULTS OF OPERATIONS

          Our financial statements are consolidated to include the accounts of Scorpion Performance, Inc. and its Subsidiaries. The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated unaudited financial statements for the three months ended March 31, 2011 and audited financial statements for the year ended December 31, 2010. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010

NET INCOME

          Net revenue for the three months ended March 31, 2011 was $1,010,248, a decrease of $12,804 or 1%, compared to net revenue of $1,023,052 for the three months ended March 31, 2010. The decrease in net revenue was primarily due to closure of our Fort Lauderdale facility for two weeks during the first quarter of 2011 to relocate to our Ocala facility.

NET REVENUE BY SOURCE

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Change From Prior Year
PRODUCTS
Scorpion Racing Products:
Rocker arms, Scorpion brand	$274,742	27.20%	$245,957	24.04%	$28,785	12%
Rocker arms, private label	647,095	64.05%	625,551	61.15%	21,544	3%
Lifter, pushrods, springs	11,642	1.15%	56,599	5.53%	(44,957)	-79%
Scorpion Medical	5,000	0.49%	—	—	5,000

Total Products	938,479	93%	928,107	91%	10,372	1%

SERVICES
Scorpion Anodize:
Racing products	21,150	2.09%	30,175	2.95%	(9,025)	-30%
Medical components	46,591	4.61%	67,100	6.56%	—	—

Total Services	67,741	7%	97,275	10%	(29,534)	-30%

FREIGHT INCOME	4,028	0.40%	4,576	0.45%	(548)	-12%
REFUNDS & ALLOWANCES	—	—	(6,906)	-0.68%	6,906	-101%

NET REVENUE	$1,010,248	100%	$1,023,052	100%	$(12,804)	-1%

          Cost of sales and services for the three months ended March 31, 2011 was $642,399 a decrease of $2,575 compared to cost of sales of $644,974 for the three months ended March 31, 2010.

          Total operating expenses for the three months ended March 31, 2011 were $587,407 a decrease of $50,818 or 8% as compared to total expenses of $638,225 for the year ended March 31, 2010 as follows:

•	Selling and marketing expenses increased $14,483 or 19% due to timing of trade show deposits for the December 2010 show.

•	Research and development expenses decreased $9,473 or 50% due primarily to the completion of retooling of robotic cells in 2010.

•	Salaries and benefits expense increased $13,471 or 12% due to hiring extra staff to facilitate the move to the Ocala facility in 2011.

•

General and administrative expenses increased due to moving expenses incurred with our relocation to Ocala, however, increases were offset by equipment depreciation following impairments the Company made in the prior period, along with a $48,438 decrease in taxes and utilities so that as of March 31, 2011, general and administrative expenses decreased $69,301 or 16% as compared to March 31, 2010.

          Other Income (Expense) for the three months ended March 31, 2011 was ($130,335) an increase of $110,689 or 563% as compared to other expense of ($19,647) for the three months ended March 31, 2010. This category is composed of interest income, net rental income, and interest expense. The increase in expense is primarily a result of interest expense related to debt and a decrease in rental income from the Ocala Adjacent Property.

          We realized a net loss of $349,893 for the three months ended March 31, 2011, as compared to a net loss of $279,795 for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 2011, we had an accumulated deficit of $(15,169,497) as compared to $(14,819,604) for the year ended December 31, 2010. As of March 31, 2011, we had cash and cash equivalents of $184,946, a decrease of $694,036 or 79% as compared to the year ended December 31, 2010. The decrease in cash during the first quarter of 2011 was due primarily to using proceeds from loans to complete the build-out of our Ocala Facility and relocating our Fort Lauderdale facility to Ocala. The decrease in cash was offset by sales of Series A 10% Convertible Preferred stock and rental income.

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

          We have sold shares of our common stock, Unit Purchase Options and shares of our Series A 10% Convertible Preferred stock to non-US resident investors in offerings intended to meet the exemptions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). For the three months ended March 31, 2011, we received funded subscriptions from the sale of our Series A 10% Convertible Preferred stock in the amount of $151,000, less commissions, finder fees and selling expenses of $76,052, for aggregate net proceeds of $74,948. No shares of common stock or Unit Purchase Options were sold during the first quarter of 2011.

          Since we began our Regulation S offering in 2004 and through March 31, 2011, we have raised gross proceeds from the sale of our common stock, Unit Purchase Options and Series A 10% Convertible Preferred stock in the amounts of $27,638,607, $8,868,656, and $4,305,652, respectively, less selling expenses of $18,472,385 for aggregate net proceeds of $22,340,530.

          The funds received from the sale of our common stock, Unit Purchase Options and Series A 10% Convertible Preferred stock have been used for operational purposes and equipment purchases offset by cash used in operating and investing activities for our products and services. We believe that our operating and capital requirements in connection with operations have been and will continue to grow and sustain operations. Based on purchase orders we received during the first quarter of 2011, we believe that sales of products, in general, and anodizing services will increase during 2011 and reduce our reliance on investments from shareholders.

          We also generate cash through the lease of approximately 40,000 square feet of our Ocala Adjacent Property from an unrelated third party tenant. Under the terms of this lease, our tenant pays monthly rent of $12,775, plus insurance and sales tax. The lease does not contain any further renewal options or rent escalation clauses and is set to terminate in September 2012.

Cash Flows for the Three Months March 31, 2011

Cash Flows from Operating Activities

          Operating activities used net cash for the three months ended March 31, 2011 of $538,775. Net cash used reflects an adjusted net loss for the three months ended of approximately $265,388, as adjusted for various items that impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $273,387 of cash used to support net changes in working capital items, which included:

•	a $130,408 increase in accounts receivable as a result of an increase in purchase orders during January of 2011 for products offered at promotional rates; and

•	a $143,306 decrease in accounts payable and accrued expenses as a result of using proceeds of loans to satisfy vendors.

Cash Flows used in Investing Activities

          Our investing activities used $231,668 in net cash during the three months ended March 31, 2011. Net cash used is composed entirely of capital expenditures for equipment and outfitting the Ocala Facility.

Cash Flows from Financing Activities

          Our financing activities provided net cash of $76,407 for the three months ended March 31, 2011. We raised $151,000 through the sale of our Series A 10% Convertible Preferred stock net of $76,052 in issuance costs. We also repaid $63,235 in principal on notes and leases payable on equipment.

Financial Position

          Our total assets decreased $416,792 or 4% to $10,201,186 as of March 31, 2011 as compared to $10,617,978 as of December 31, 2010 primarily as a result of a net decrease in total current assets. The decrease in total current assets was primarily associated with a $694,036 or 79% decrease in cash as discussed under “Liquidity and Capital Resources” and “Material Commitments”, a $130,408 or 44% increase in accounts receivable, of which, 28.22% of our accounts receivable is due from one customer, and a $147,163, net increase in equipment obtained in connection with finishing our new anodizing facility in Ocala.

Material Commitments

          •          Stock Buy Back Secured by Fort Lauderdale Facility. In May 2008, the Company entered into an agreement with a former director to buy back 10,000,000 shares of the Company’s common stock for the aggregate purchase price of $2,500,000. Under the terms of the Stock Purchase Agreement, the Company purchased the shares at a price of $0.25 per share with a cash purchase price of $500,000 and the balance of $2,000,000 in the form of a 7% Note due on January 1, 2013 and secured by and subject to a Mortgage and Security Agreement on the Company’s primary manufacturing facility and real property located in Broward County, Florida. There is no prepayment penalty under the Note and the Company reserves the right to withhold payments due under the Note in the event of breach of the Stock Purchase Agreement. The Company has the option to pay interest only at a rate of 10% per annum on the outstanding balance of the Note until the due date, at which time a balloon payment will be due. In January 2009, we exercised our option to pay interest only. The Company may also extend the due date of the Note for one additional five-year period. If the Company opts to extend the Note, the Company will pay principal and interest in the amount of the greater of 10% per annum or prime plus 4% per annum on the remaining balance by making monthly payments in an amount that would result in equal monthly payments being made until final payment of the remaining balance on January 1, 2018. Under the terms of the Mortgage and Security Agreement executed on May 2, 2008, the Company retains the rights to collect all rents, issues and profits from the property and has the right to cure any Event of Default, as that term is defined in the Note, upon 30 days notice. As of March 31, 2011, we owe $1,686,513 on the Note and have made interest payments totaling $42,970.

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

          •          Purchase of Ocala Adjacent Property. On December 22, 2009, we acquired 11.73 acres with a 60,876 sq ft building that adjoins our primary Ocala Facility, for $2,000,000 with seller financing in the form of a three year 6% interest only promissory note, at which time the entire unpaid balance of principal and accrued interest shall be due and payable in full. The note is secured by a mortgage on the Ocala Adjacent Property and an assignment of the rents from the Ocala Adjacent Property in the event we default on the note. As of March 31, 2011, we have received rental income in the amount of $51,100, less depreciation for net rental income of $40,474, and have made interest payments in the amount of $30,000.

          •          Equipment Leases and Loans. During 2009, the Company executed two capital leases with an unrelated third party to acquire $385,927 of manufacturing equipment for the Ocala Facility. Under the terms of the leases, we are required to make 60 monthly payments of $7,585 bearing interest at 6.9%. The outstanding balance due at March 31, 2011 was $232,797. During December 2010, the Company entered into a four year commercial equipment lease agreement with an unrelated third party in which we sold and then leased back our equipment in exchange for $850,325. As with the proceeds from the commercial loan, we used these proceeds to finish the build out of our Ocala Facility. Under this agreement, we pay 19% interest paid in weekly payments of $5,280 with a final payment of $229,587 due on December 15, 2014. The loan may be paid off beginning after December 2011 subject to prepayment penalties and is subject to a personal guarantee of the Stopanios. Upon payment in full, the Company has the right to buy back the equipment at a substantially reduced value based on an estimated current liquidation value. The encumbered equipment consists of approximately 70% of our equipment located at our Ocala Facility. The payment obligations under the agreements are secured by the equipment and if we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under this agreement, our debt obligation may be accelerated which would significantly reduce our cash position which would which would significantly reduce our cash position and/or we may lose the right to possess and operate the equipment necessary to support our business, which would substantially impair our ability to produce our products and would have a material adverse effect on our results of operations and ability to generate revenue.

          •          Commercial Loan Secured by Ocala Facility. We acquired our primary Ocala Facility for cash in July 2007. During December 2010, we entered into a commercial loan agreement with an unrelated private lender for $400,000 at 12% interest payable in monthly payments of $8,898 due on the first of every month until paid in full on or before December 1, 2015. We used these proceeds to finish the build out of our Ocala Facility. The note is secured by and subject to a mortgage on our primary Ocala Facility; an assignment of rents in the event we default on the note; and a security agreement covering certain personal property including buildings, improvements, fixtures, machinery, equipment and other property located at our primary Ocala Facility. The note is also subject to personal guaranties of Robert Stopanio and Teresa Stopanio. Because our payment obligations under the loan are secured by our primary Ocala Facility and certain equipment and personal property, if we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under this loan or if we default on any provision of the loan documents, our debt obligation may be accelerated which would significantly reduce our cash position and/or we may lose our primary Ocala Facility through foreclosure and/or we may lose the right to possess and operate the equipment necessary to support our business, which would substantially impair our ability to produce our products and would have a material adverse effect on our results of operations and ability to generate revenue.

          •          Purchase Commitments for Raw Materials. We had no outstanding purchase commitments to purchase raw materials as of March 31, 2011.

Off Balance Sheet Arrangements

          None.

Dividends

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

          The Company is obligated to pay a 10% dividend on unconverted Series A 10% Convertible Preferred stock. Dividends on the Series A 10% Convertible Preferred shares are cumulative and payable, at the Company’s option, in shares of the Company’s common stock or cash. Dividends will only be paid for two years from the date of issuance and paid annually on the 15th of April based on a 360-day year consisting of twelve 30-day months. As of December 31, 2010, the Company had accrued a dividend on the unconverted Series A 10% Convertible Preferred Stock in the amount of $415,487. The 2010 accrued dividend will be paid in an aggregate of 692,478 shares of our common stock during the third quarter of 2011.

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

          The Company had implemented procedures by which its Principal Executive Officer, Robert Stopanio, would, along with the Principal Financial Officer, carry out an evaluation as required by SEC Rule 13a-15(b). Prior to filing this Report, Mr. Stopanio was involved in a fatal automobile accident, therefore, the Company carried out the evaluation, under the supervision and with the participation of Luke Whalen, our interim President and Principal Executive Officer, and Karen Rodgers, our Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon their evaluation, Luke Whalen and Karen Rodgers, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

          Changes in Internal Control Over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. As of March 31, 2011, we are currently not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business except as follows:

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

          •          Erroneous Internet Postings. During 2010, we became aware that one or more unknown persons were posting erroneous information about Scorpion and its subsidiaries. Some of these posts have shown up in blogs or in chat rooms on the Internet and infer that Scorpion or its subsidiaries are affiliated with an entity known as QT Globe and other companies and brokers who may be tied to securities scams. Since November 2010, we have not come across additional postings; however, we continue to monitor the situation and will investigate any future occurrences and legal action that we may take to protect the Company and its shareholders from untrue and erroneous information. We cannot predict with any certainty whether we will be successful in identifying and causing such parties to cease and desist and we cannot determine at this time the extent of damage to our reputation as a result of these erroneous postings. Even if we are successful in defending against these erroneous postings, we may incur substantial legal costs, may experience damage to our reputation which could harm our ability to retain current customers and attract new customers and adversely affect the sales of our products, any or all of which could adversely affect our cash flow and operations.

          •          Securities Scam. During 2010, we became aware of a securities scam in which several of our shareholders received unsolicited phone calls from callers that claim to be affiliated with one or more entities under the name “Sovereign” offering to buy shares of Scorpion stock at a premium in order to effect a hostile takeover of the Company. The shareholders that have been contacted have been asked to send their stock certificates and to wire cash equal to half of the amount promised by the caller to an offshore account which the caller promises will be reimbursed upon receipt of the stock certificates. We are not aware of any attempted takeover, hostile or otherwise and believe the callers are perpetrating a scam based on reports from several shareholders that became suspicious when asked to wire money and send their certificates to Sovereign entities without verification of the legality of the Sovereign entities or proof of actual buyers or bonds. We have mailed and posted a notice to our shareholders on our website warning of this scam. Since November 2010, we have not been notified by shareholders or any party of any further solicitation from Sovereign; however, we have been informed by shareholders of similar persons or entities trying to effect similar stock solicitations under the names “Eaton Capital”, “Douglas Charles” and “BL Trading Group”. We are investigating actions that we may take; however, we cannot predict with any certainty whether we will be successful in identifying and causing such parties to cease and desist and we cannot determine at this time the extent of damage to our reputation as a result of actions. Even if we are successful we may incur substantial legal costs, may experience damage to our reputation which could harm our ability to retain current customers and attract new customers and adversely affect the sales of our products, any or all of which could adversely affect our cash flow and operations.

ITEM 1A.	RISK FACTORS

          Please consider the following risk factors carefully. The descriptions below include material changes to the description of the risk factors previously disclosed in Item 1A of our 2010 Annual Report. The risks described below and in our 2010 Annual Report could materially and adversely affect our business, financial condition and results of operations. We also may be adversely affected by risks not currently known or risks that we do not currently consider to be material.

          OUR INVESTMENT ACTIVITIES ARE GOVERNED BY THE SEC AND OTHER US AND FOREIGN GOVERNMENT AGENCIES AND A DISCIPLINARY OR CIVIL ACTION THAT OCCURS AS A RESULT OF AN ACTUAL OR ALLEGED VIOLATION OF ANY RULES OR REGULATIONS TO WHICH WE ARE SUBJECT COULD HARM OUR BUSINESS.

          On September 23, 2010, the Company was notified by the Miami Regional Office of the Securities and Exchange Commission of an investigation, and received a subpoena from the SEC for certain documents in connection with possible violations of Sections 5(a), 5(c) and 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act by officers, directors, employees, partners, subsidiaries and/or affiliates and/or other persons or entities of the Company. The Company is working diligently to supply the requested documents and intends to cooperate fully with the SEC regarding the document request and its inquiries. No formal claims or charges have been made against the Company or any of its subsidiaries in connection with any of the above inquiries. Management of the Company understands this investigation is a non-public, fact finding inquiry. Management believes that the matters that are subject to the subpoena have been previously disclosed in the all of the Company’s filings with the SEC and that the Company is in compliance with all regulations that materially affect the Company; however, there can be no guarantee that this is the case or that the SEC investigation will be resolved to the SEC’s satisfaction or that we or our officers, directors, employees, partners, subsidiaries or affiliates will not incur significant legal and other defense costs, damage or settlement payments, regulatory fines, other contingent liabilities or limitations or prohibitions relating to our activities, any of which could harm our reputation, our operations, our ability to raise capital, our ability to engage a market maker, and the timing of obtaining a trading symbol.

OUR MANAGEMENT TEAM HAS LIMITED EXPERIENCE MANAGING A PUBLIC COMPANY. REGULATORY COMPLIANCE MAY DIVERT MANAGEMENT’S ATTENTION FROM DAY-TO-DAY OPERATIONS.

On October 29, 2011, the Company suffered the untimely loss of its sole director, principal executive officer and founder, Robert Stopanio, and his spouse, officer and co-founder, Teresa Stopanio, in an automobile accident. Luke Whalen, the Company’s Chief Operating Officer, has agreed to serve as interim President to fill the vacancy created by Mr. Stopanio’s death. Angela Stopanio, daughter of Robert and Teresa, has agreed to serve as interim Secretary, Treasurer and Office Manager. Mr. Whalen and Angela Stopanio shall serve in their interim positions until individuals are appointed to permanent positions that will occur when a meeting of shareholders is called to elect a new board and appoint permanent officers.

Although Mr. Whalen and Angela Stopanio have extensive experience and knowledge of operations of the Company, neither has managed a public company and have nominal experience complying with the laws pertaining to public companies. As a public company, we are subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact operations and our financial position. Further, if we do not implement programs and policies in an effective and timely manner that adequately respond to legal, regulatory compliance, and reporting requirements, we may face penalties and regulatory actions that could adversely affect operations through the redirection of resources.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          No sales of common stock or Unit Purchase Options were made during the first quarter of 2011; however, we raised a total of $151,000 through the sale of our Series A 10% Convertible Preferred stock during the first quarter of 2011. In connection with the sales, we issued 15,100 shares of Series A 10% Convertible Preferred stock to foreign investors at a price of $10.00 per share. We paid commissions, finder’s fees and selling expenses on the above sales in the aggregate amount of $76,052. The sales were made to existing shareholders in reliance upon the transaction exemption afforded by Regulation S promulgated by the Securities and Exchange Commission under the Securities Act. The shareholders have received information concerning the Company and had the opportunity to ask questions about the Company. There were no issuances to stockholders residing in the United States.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None as of March 31, 2011.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

          N/A.

ITEM 6.	EXHIBITS

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company
32.1	Section 1350 Certification of Principal Executive Officer of the Company
32.2	Section 1350 Certification of Principal Financial Officer of the Company

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 19, 2011	SCORPION PERFORMANCE, INC.

/s/ Luke Whalen
Luke Whalen
Interim President and Principal Executive Officer

          In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Luke Whalen
Luke Whalen	Interim President and Principal Executive Officer	December 19, 2011

/s/ Karen Rodgers
Karen Rodgers	Controller and Principal Financial Officer	December 19, 2011